Form 10-K
period 2020-09-26
CENTRAL GARDEN & PET CO
filed 2020-11-24
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2020
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 28, 2020, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $250.6 million, $950.4 million and $50,000, respectively.
At November 13, 2020, the number of shares outstanding of the registrant’s Common Stock was 11,336,358 and the number of shares of Class A Common Stock was 41,893,974. In addition, on such date, the registrant had outstanding 1,612,374 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 26, 2020

i

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:
•our ability to successfully manage the impact of COVID-19 on our business, including but not limited to, the impact on our workforce, operations, fill rates, supply chain, demand for our products and services, and our financial results and condition;
•future reductions in demand for product categories which benefited from the COVID-19 pandemic;
•the success of our new Vision 2025 strategy;
•seasonality and fluctuations in our operating results and cash flow;
•fluctuations in market prices for seeds and grains and other raw materials;
•our inability to pass through cost increases in a timely manner;
•supply shortages in pet birds, small animals and fish;
•adverse weather conditions;
•dependence on a small number of customers for a significant portion of our business;
•impacts of tariffs or a trade war;
•consolidation trends in the retail industry;
•declines in consumer spending during economic downturns;
•risks associated with new product introductions, including the risk that our new products will not produce sufficient sales     to recoup our investment;
•competition in our industries;
•continuing implementation of an enterprise resource planning information technology system;
•potential environmental liabilities;
•risk associated with international sourcing;
•access to and cost of additional capital;
•risks associated with our acquisition strategy;
•potential goodwill or intangible asset impairment;
•our dependence upon our key executives;
•inflation, deflation and other adverse macro-economic conditions;
•our inability to protect our trademarks and other proprietary rights;
•fluctuations in energy prices, fuel and related petrochemical costs;
•litigation and product liability claims;
ii

•regulatory issues;
•the impact of product recalls;
•potential costs and risks associated with actual or potential cyber attacks;
•potential dilution from issuance of authorized shares;
•the voting power associated with our Class B stock; and
•the impact of new accounting regulations and the U.S. Tax Cuts and Jobs Act on the Company's tax rate;

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts Lawn and Garden Consumables, 10th edition, October 2019; The Freedonia Group Landscaping Products, May 2019; 2020 National Gardening Survey; The Freedonia Group Live Goods: Plants, Trees and Shrubbery, June 2019; TechNavio Outdoor Cushions Market in the U.S. 2020-2024, January 2020; Packaged Facts Home Gardening Consumer Insights 2020, June 2020; Packaged Facts U.S. Pet Market Outlook, 2020-2021, March 2020; Packaged Facts U.S. Pet Market Outlook, 2020-2021 Update, June 2020; Packaged Facts Pet Treats and Chews in the U.S., 3rd Edition, September 2019; Packaged Facts Durable Dog and Cat Petcare Products: Consumer Trends, June 2020; Packaged Facts Pet Market Sizing Spreadsheet, August 2020; Packaged Facts Pet Food in the U.S. 15th Edition, July 2020; American Pet Products Association (APPA) National Pet Owners Survey 2019-2020; IBIS World Industry Report 45391 Pet Stores in the U.S., April 2019; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
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
iii

PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. Founded initially as a distribution company, we grew our business through a succession of over 50 acquisitions and created a broad portfolio which allows for economies of scale and market advantages.
Our pet supplies products for dogs and cats include premium edible chews and treats, dog chew toys, dog play toys, natural dog treats and chews, pet dental chews and solutions, premium dog and cat food, dog training pads, pet containment, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, C&S Products®, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™ Publiciations, and Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Pet Select® and Zodiac®.
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
Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our business strategy, including the following:
•Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, many of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 30 years.
•History of Innovative New Products and Customer Service. We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. Over the last two years, we have received a number of awards for innovation, customer service and marketing.
Innovation -
•In fiscal 2020, Kaytee won an Editor's Choice Award from Pet Product News International for CritterTrail Super Habitat and a Pet Business Industry Recognition Award in the Small Animal Food category for Wild Kaytee Food from the Wild. Zilla won an award at the Global Pet Expo for the Zilla Micro Habitats and two Pet Business Industry Recognition Awards for Herptile Habitats - Zilla Bow Front Opening Terrarium and Aquarium Water Treatments - Aqueon PURE.
•In fiscal 2019, Kaytee won the Pet Age Magazine Readers Top Choice Award for its Extreme Odor Control Bedding. Kaytee also won the Pet Business Magazine Industry Recognition Award for its Premium Timothy Hay Treats. Additionally, Zilla won second place at Global Pet Expo for the Zilla Bow Front Opening Terrarium.

Customer Service -
•Our Garden segment was named the Walmart 2020 Lawn and Garden Supplier of the Year. We were also awarded Petco's Vendor Summit Award for Strategic Partnership in Aquatic Supplies. Our C&S Products subsidiary has been a highly rated vendor for ACE Hardware for over 10 years and at Menards for over six years.
•In fiscal 2019, Kaytee was awarded the inaugural vendor of the year award for the total Farm/Pet category by Fleet Farm for operational excellence, best-in-class customer service and it's top-to-top partnership and collaboration in supporting Fleet Farm's initiatives.
Marketing -
•Central Life Sciences won two Silver Davey Awards, an international creative award focused exclusively on creative work, for Promotional: Specialty Item - Vector Dealer Sales Kit and Print Campaign: Business to Business - Zoecon Print Advertising Campaign. Also, Kaytee won a Packaged Design Award for Kaytee Food from the Wild from Graphic Design USA.
•In fiscal 2019, Segrest won the Most Innovative Brick & Mortar Differentiator award at Global Pet Expo for its synergistic work with Petsense and Casco as well as a number of Central's brands to introduce live animals to their stores. In fiscal 2019 and fiscal 2018, Central won numerous Equine media awards from American Horse Publications and National Animal Supplement Council’s Visibility Awards for advertising, marketing, multimedia ads, social media campaigns, print and education of customers and the industry.
•Strong Relationships with Retailers. We have developed strong relationships with major and independent brick & mortar and eCommerce retailers providing them broad product offerings including new product innovation, premium brands, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to PetSmart, PETCO and Walmart and among the largest lawn and garden supplies vendors to Walmart, Home Depot and Lowe’s, and the club and mass merchandise channels, as well as a leading supplier to independent pet and lawn and garden supply retailers in the United States.

•Favorable Long-Term Industry Characteristics. We believe the U.S. pet supplies market will grow over the long term due to favorable demographic and leisure trends. According to the Packaged Facts U.S. Pet Market Outlook, 2020-2021, the pet ownership rate of U.S. households is expected to grow 4% in 2020, with reptiles and small animals in aggregate growing the fastest with 7% and 6% growth, respectively. A 2016 Nielsen entitled The Humanization of Pet Food found that about 95% of U.S. pet owners view pets as family and are looking for humanized products for their pets. A recently published Packaged Facts report stated that in the early stages of the COVID-19 pandemic, pet adoptions increased 5% for dogs and 4% for cats and other pets, increasing the number of pet-owning U.S. households by about 2.7 million. The pet supplies market has benefited from the pet adoption surge in 2020 and a COVID-19 related decline in usage of non-medical pet care services which has spurred a spike in sales of do-it-yourself retail pet care items including grooming products, flea/tick products, supplements, and other health products, as well as pet gates, leashes, collars and toys.

According to The Freedonia Group, lifestyle changes and shifts in demographics are creating new opportunities in gardening. According to Numerator, household penetration grew from 67.2% in 2019 to 72.7% in 2020. About 70% of homeowners are doing more home projects and about 7.1 million households picked up gardening as a hobby or leisure activity in 2020. Among key outdoor living trends, younger generations are increasingly interested in gardening as a leisure pursuit; nearly 75% of new buyers of lawn and garden products are Millennials or Gen Z. Their interest in natural and organic products is particularly benefiting products with a positive environmental profile. The Freedonia Group reports in its 2020 Outdoor Living Products study that 82% of gardeners believe that they have a responsibility to be environmentally friendly.
•Sales and Distribution Networks. We are a leading supplier to independent specialty retailers for the pet and lawn and garden supplies markets through our sales and distribution networks. We believe our sales and distribution networks give us a significant competitive advantage over other suppliers. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers that require two-step distribution facilitating:

◦acquisition and maintenance of shelf placement;
◦prompt product replenishment;
◦customization of retailer programs;
◦quick responses to changing customer and retailer preferences;
◦rapid deployment and feedback for new products; and
◦immediate exposure for new internally-developed and acquired brands.
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
Accelerate the Growth Momentum of Our Portfolio
•We are managing each business differentially, based on clearly articulated strategies that define the role of each business within our portfolio. We have assessed the profitability and growth potential of each of our businesses. All businesses have a clear role in the portfolio and a strategy that is consistent with that role. Some of our businesses are managed to optimize top-line growth, whereas others are more focused on reducing costs and maximizing operating income.
•We are building out our portfolio in attractive, broadly defined Pet and Garden markets. We are complementing our organic growth in the Pet and Garden markets with acquisitions and joint ventures. We seek to acquire businesses that are accretive to our growth. Our M&A model is one of our key strengths. Since 1992, we have completed over 50 acquisitions to create a company of approximately $2.7 billion in sales. We are patient and disciplined value buyers, typically focused on opportunities in the garden and pet areas to build scale in core categories and enter priority adjacencies. In the last three years, we have acquired four new businesses including entering into the live plant and outdoor seat cushion businesses. However, we are open to any business which can leverage our capabilities and allow us to add value through our low-cost manufacturing capabilities, operating synergies, or strong distribution network. We generally prefer to acquire businesses with proven, seasoned management teams, who are committed to stay with the acquired business after closing. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We continually review our businesses to ensure they can meet our expectations and, in some cases, have implemented strategies to reverse sub-par performance. We are also committed to exiting businesses where we cannot find a path to profitability and have done so in the past, for example the portion of the pottery business we exited in fiscal 2019.
Keep the Core Healthy
•We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded products and private label products for our customers as well as distribute third-party brands that give our retail partners an unparalleled breadth of selection of premium and value products. We reinvest some of our annual cost savings in demand creation to help us drive sustainable organic growth and build market share.
•To grow, we are also seeking to develop more differentiated and more defensible new products, improve our sales capacity and respond to channel shifts. We are doing so by continuously striving to get a deeper understanding of our consumers, including what products and features they desire and how they make their purchase decisions. We are increasing our overall investment in consumer insights and research and development in order to achieve our innovation goals with a strong pipeline of new products.

Build Digital Capabilities for Competitive Advantage and a Compelling Consumer Experience
•We are building our eCommerce capabilities by ensuring we have the right policies, products, and programs to allow all channels to compete effectively. We recognize that consumers are increasingly researching, as well as buying products on-line, and hence we are advancing our digital capabilities to create one-to-one customer relationships via personalization. One key area is in marketing communication where we are working to better reach consumers at key points in their path to purchase with advanced capabilities in search engine optimization, reputation management and social listening to name a few. Concurrently, we are optimizing our supply chain for high-demand eCommerce items to ensure customer and consumer availability requirements are met at optimal cost. Finally, we are also expanding our data analytics capability to improve and accelerate business insight and data-driven decision-making. In a marketplace that is moving very quickly, fast decision-making is important to gaining a competitive advantage.
Drive Cost Savings and Productivity Improvements to Fuel Growth
•Optimizing our supply chain footprint is a priority as we seek to become more efficient and cost-effective. Having the right facilities in the right locations is critical to both lowering costs and enabling our businesses to meet the growth demands of our existing and new customers, from both our legacy and acquired businesses. In addition, while we value being a decentralized company, we believe we have significant opportunities to improve our performance by driving processes and programs to allow us to align for scale and share best practices across our business units.
Attract, Retain and Develop Exceptional Employees
•We believe our approximately 6,300 employees work at Central because they love the categories in which we operate and that creates a passionate and effective group. We also have a strong leadership team representing a mix of successful entrepreneurs and classically trained consumer products executives. We strive to make Central a great place to work embracing diversity and inclusion. We place an emphasis on helping our employees develop their skills and focus on succession planning to ensure we can grow sustainably year-after-year.
Products – General
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions).

Category	2020	2019	2018
Other pet products	$705.2	$613.4	$606.7
Other garden products	607.6	560.8	445.7
Other manufacturers' products	600.7	504.5	454.3
Dog & cat products	502.1	452.1	445.1
Controls & fertilizer products	279.9	252.2	263.6
Total	$2,695.5	$2,383.0	$2,215.4
Pet Segment
Pet Overview
We are one of the leading marketers and producers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and distribution networks in the industry, strategically supporting our brands.
Pet Industry Background
The pet industry includes food, supplies, veterinary care and non-medical services, and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and live small animal categories. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including cages and habitats, toys, chews, and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. The total annual retail sales of the pet food, treats and chews, supplies, veterinary and non-medical services and live animal industry in 2019 was estimated by Packaged Facts and the pet industry to have been approximately $101 billion. According to Packaged Facts, the pet industry is expected to increase at approximately 4% per year through 2025. We estimate the annual retail sales of the pet supplies, live animal, and treats & chews and natural pet food markets in the categories in which we participate to be approximately $28 billion.
The U.S. pet supplies market is highly fragmented with approximately 2,500 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.
The pet food and supplies industry retail channel also remains fragmented with only two national pet specialty retailers, PetSmart and PETCO and over 14,000 independent pet supply stores and smaller pet chains as well as club and mass merchandise stores in the United States. eCommerce has impacted multiple brick & mortar channels but none has slipped faster or further than pet specialty chains which slipped to 22% in 2019 from 24% in 2018. eCommerce was a primary driver of the pet market totaling 22% of pet products in 2019. However, due to the pandemic, Packaged Facts expects that total to increase further. The pet specialty channel is feeling pressure from both eCommerce and mass merchandisers with mass-market retailers benefiting from "mass premiumization" which is the trend of formerly exclusive pet food brands in supermarkets and mass merchandisers, according to Packaged Facts. These mass retailers are bolstering their pet business with prescription pet medications and pet specialty retailers are continuing to add veterinary and non-medical services to battle the eCommerce trends.
Proprietary Branded Pet Products
Our principal pet supplies categories are dog and cat, aquatics, bird and small animal, wild bird feed, live fish and small animal, and animal health products.
Dog and Cat. Our dog and cat category, featuring the brands Nylabone, Four Paws, Cadet, Dallas Manufacturing Company (DMC™), K&H Pet Products, TFH Publications, AvoDerm, Pinnacle, Pet Select and Mikki®, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, natural dog and cat food, grooming supplies and pet care print and digital content.
•Nylabone is primarily a U.S. manufacturer of innovative, high-quality dog chew toys, Nubz® and Healthy Edibles® long-lasting edible dog chews and NutriDent® dental chew treats designed to meet the chewing needs of any dog.
•IMS is a supplier of premium bull sticks, rawhide and other natural dog chews and treats for dogs under the Cadet brand.
•Four Paws is a leading supplier across several pet care categories including Magic Coat® grooming products and Wee Wee® training and waste management solutions.
•Pet Home Essentials combines our acquisition of DMC, the industry-leading dog and cat bed company and supplier to many of the largest retailers for private label and branded bedding, and our acquisition of K&H, a producer of premium pet supplies and the largest marketer of heated pet products in the country.
•TFH Publications is an authoritative source of the most comprehensive educational books and digital content for the care of companion animals.
•Breeder’s Choice, featuring the Pinnacle and AvoDerm brands, is a manufacturer of natural pet food for our own brands, other parties and private label.
Aquatics and Reptile. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Interpet, Coralife and Blagdon®.
Small Animal and Bird. We are a leading marketer and producer of supplies and pet food for small animals, pet birds, and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under the Kaytee, Forti-Diet®, Critter Trail® and C&S Products® brands. Many of our branded wild bird mixes are treated with a proprietary blend of vitamins and minerals. Our brands are some of the most widely recognized and trusted brands for birds and small animals.
Animal Health. We are a leading marketer and producer of mosquito and other insect control products produced by Wellmark International and sold primarily under the Adams, Altosid®, Centynal™, ClariFly®IGR, Comfort Zone, Diacon®, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, we are a leading manufacturer and marketer of innovative products for horses in the fly control, supplements, grooming, deworming, wound care, leather care & rodenticides categories. Our portfolio of brands includes Farnam, Horse Health™ Products, Vita Flex®, Just One Bite® and Rodentex™. These brands, along with a diverse stable of sub-brands (including IverCare®, Bronco®, Super Mask® II, Endure®, Red Cell®, Horseshoer’s Secret® and Vetrolin®), position us as a leader in these categories.

Live Fish and Small Animals. Segrest is a leading wholesaler of aquarium fish and small animals to pet specialty and mass merchandiser stores in the U.S.
Pet Sales and Distribution Network
Our domestic sales and distribution network exists to promote both our proprietary brands and third-party partner brands. It provides value-added service to over 9,800 retailers, many of which are independent specialty stores with fewer than 10 locations, and over 6,400 veterinary offices. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network that are supplied in single shipments enables our independent customers to work with us on a cost-effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.
Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the eCommerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 11% of our Pet segment's net sales in fiscal years 2020 and 2019. PetSmart, PETCO, Walmart and Amazon are also significant customers.
To optimize our product placement and visibility in retail stores, our focused sales resources are segmented as follows:
•a sales organization operating by category and channel;
•dedicated account teams servicing our largest customers;
•a group of account managers focused on regional chains;
•a geographic based group of territory managers dedicated to the independent retailer; and
•a specialized group of account managers dedicated to the professional and equine markets.
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
Pet Competition
The pet supplies industry is highly competitive and has experienced considerable consolidation. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in the product categories we participate in are Mars, Inc., Spectrum Brands and the J.M. Smucker Co. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and distribution network competes with Animal Supply Co., Phillips Pet Food & Supplies and a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.
Garden Segment
Garden Overview
We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Lilly Miller, Ironite, Sevin, and Over-N-Out. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and distribution network that strategically supports its brands.

Garden Industry Background
The garden industry includes consumables (fertilizer, pesticides, seed, growing media, mulch and products sold in bulk) as well as landscaping and decorative products such as pottery, outdoor cushions, wild bird and animal products, water features and lighting as well as arches/trellises. The total lawn and garden consumables, decorative products, live plant and outdoor cushions and pillows industry in the United States is estimated by Packaged Facts, The Freedonia Group and TechNavio to have been approximately $33 billion in annual retail sales in 2018, including fertilizer, pesticides, growing media, seeds, mulch, other consumables, decorative products, live plants and outdoor cushions and pillows. We estimate the annual retail sales of the lawn and garden consumables, decorative products and live plant markets in the categories in which we participate to be approximately $30 billion.
The lawn and garden market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands. According to the National Gardening Survey 2020, home centers are gaining share, estimated at 46%, and an increasing number of households are shopping online. In 2019, about 6% of lawn and garden spending was conducted through the internet but internet spending, as a result of changes in response to the pandemic, at garden centers, home improvement and general brick and mortar retailers including buy online-pickup in store (BOPIS), is expected to increase.
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
Wild Bird. We are the leading marketer, producer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Many of our branded Pennington wild bird mixes are treated with a proprietary blend of vitamins and minerals. An example is our Pennington brand mixes which are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizers and Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the AMDRO, Lilly Miller, Moss Out®, Corry’s®, IMAGE®, Sevin, Over-N-Out, Rootboost®, and Knockout® brand names, as well as private label for Walmart and Lowe's. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Alaska Fish Fertilizer®, Pro Care, and Ironite brand names and other private and controlled labels.
Decor. We are a leading marketer and distributor of terra cotta pottery products in the United States sold under the Pennington name. Additionally, Arden Companies™, which we fully acquired in February 2019, is a leading manufacturer and marketer of outdoor cushions and pillows in the United States. These products are sold as private label through the largest big box stores, as signature products through major retail stores and online, and as branded outdoor fabrics.
Live Goods. We are the primary supplier of flowers and plants to Home Depot in the mid-Atlantic region. These plants and flowers are sold by Bell Nursery, which we acquired in March 2018.
Garden Sales and Distribution Network
Our sales and distribution network exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling over 4,000 customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Walmart represented approximately 28%, 28% and 29%, sales to Lowe’s represented approximately 24%, 22% and 21%, and sales to Home Depot represented approximately 31%, 29% and 27% of our Garden segment’s net sales in fiscal 2020, 2019 and 2018, respectively.
To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:
•dedicated sales forces represent our combined brand groups;
•retail sales and logistics network, which provides in-store training and merchandising for our customers, especially during the prime spring and summer seasons;
•dedicated account-managers and sales teams located near and dedicated to serve several of our largest customers; and
•selected independent distributors who sell our brands.
Garden Competition
The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). In addition, Spectrum Brands and S.C. Johnson & Son, Inc. are strong competitors in yard and household insecticides. Our Garden segment competes primarily on the basis of its strong premium and value brands, quality, service, price and low-cost manufacturing. Our Garden segment’s sales and distribution network also competes with a large number of distributors, with competition based on price and service.
Seasonality
While demand for our pet products is generally balanced over the year, our business in the lawn and garden business is highly seasonal with approximately 67% of net sales occurring in our second and third quarter combined. We build inventory based on expected demand and typically fill customer orders within a few days of receipt, so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term borrowings under our revolving credit facility. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, and Note 11, Long-Term Debt, appearing later in this 10-K filing.
Manufacturing
We manufacture the majority of our branded products in 43 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. This includes an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)-Methoprene.
Purchasing
We purchase most of our raw materials from a number of different suppliers. We purchase one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of interruption in the availability of (S)-Methoprene, since a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.
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

Sales and Distribution Network
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
Significant Customers
Walmart, our largest customer, represented approximately 17% of our total company net sales in each of the fiscal years 2020, 2019 and 2018. Home Depot, our second largest customer, represented approximately 13%, 12% and 11% of our total company net sales in fiscal 2020, 2019 and 2018, respectively. Lowe's, Costco and PetSmart are also significant customers, and together with Walmart and Home Depot, accounted for approximately 52% of our net sales in fiscal 2020, 49% in fiscal 2019 and 48% in fiscal 2018.
Patents, Trademarks and Other Proprietary Rights
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
Employees
As of September 26, 2020, we had approximately 6,300 employees, of whom approximately 5,600 were full-time employees and 700 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 60 employees at a facility in Puebla, Mexico, none of our employees are represented by a labor union. Our non-seasonal full-time workforce is relatively stable with an attrition rate of 21% in fiscal 2020.
We believe that attracting, developing and retaining our employees is an important component to our continued success. It is our belief that our employees are part of our organization because, among other things, they embrace the business categories in which we operate. We have competitive compensation programs that include base salary or hourly compensation for all employees. In addition, we provide an annual 401k profit-sharing bonus program and a separate bonus program for eligible employees which is based on the success of our businesses as measured by designated performance metrics and which also recognizes individual performance contributions. Another component of our overall compensation program is long-term equity offered both through its annual equity incentive program for eligible employees and through individual grants. We use such long-term equity grants as a means of attracting and retaining key employees to reward performance and to give these employees a vested interest in the success of the Company.
Developing our internal human resources so that they can assume key roles within the Company is an important strategic priority for the Company. We offer a variety of programs and resources to train and enhance the skill set of our workforce, including the subsidizing pursuit of college and advanced degrees for eligible employees. Towards this goal of encouraging internal development, we also engage in regular discussions around succession planning and talent development at all levels of our company. Our Board has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Senior Vice-President of Human Resources reports directly to the Chief Executive Officer and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of management of the target company and our ability to obtain sufficient assurance that such management will remain with the Company as needed if and after we acquire the business.

We are dedicated to the safety of our workforce and conduct periodic safety audits as part of our ongoing safety program to ensure that all our facilities are safe and are operated in an appropriate manner. We continually assess our incident reports to facilitate the implementation of preventive measures and to identify steps that should be taken to protect our employees and mitigate potential risks. These efforts have contributed to improved safety performance whereby recordable incidents have decreased by approximately 15% in fiscal 2020 compared to fiscal 2019.
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
Various local, state, federal and foreign environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. In the course of our extensive acquisition history, we have acquired a number of manufacturing and distribution facilities, and most of these facilities have not been subjected to Phase II environmental tests to determine whether they are contaminated.
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
Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 23, 2020.

Name	Age	Position
William E. Brown	79	Chairman
Timothy P. Cofer	52	Chief Executive Officer
John E. Hanson	55	President, Pet Consumer Products
Nicholas Lahanas	52	Chief Financial Officer
George Yuhas	68	General Counsel and Secretary
William E. Brown. Mr. Brown has been our Chairman from 1980 to 2018 and since October 2019. From 1980 to June 2003 and from October 2007 to February 2013, Mr. Brown served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

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
John E. Hanson. Mr. Hanson became our President of Pet Consumer Products in August 2019 after serving as a board member since 2018. From 2015 - 2017, Mr. Hanson served as Chief Executive Officer of Oasis Brands, Inc. Beginning in 2013, Mr. Hanson consulted for consumer products companies in the areas of strategy, operations and mergers and acquisitions. Prior to that, Mr. Hanson had over 16 years at ConAgra, where he served in a variety of senior-level roles including President of its Frozen Foods Division from 2008 to 2012 and Senior Vice President in Sales from 2006 to 2008.
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
George Yuhas. Mr. Yuhas has been our General Counsel since 2011 and our Secretary since September 2015. From 1984 to 2011, he was a partner specializing in commercial litigation at Orrick, Herrington & Sutcliffe LLP.
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
Risks Affecting our Business
The COVID-19 pandemic has impacted how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The outbreak of the COVID-19 virus in Wuhan, China in late 2019 and subsequent spread of the virus throughout the world has impacted our day-to-day operations and the operations of the vast majority of our customers, suppliers, and consumers. The World Health Organization’s March 2020 declaration of the COVID-19 outbreak as a global pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business limitations and shutdowns. COVID-19 has affected and may continue to affect how we and our customers are operating our businesses and overall demand for our products.

We have experienced varying impacts to our Garden and Pet businesses due to COVID-19. In March and April 2020, we experienced increased demand in pet consumables due to consumers stocking up on products as COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. In May 2020, state and county governments began phased reopenings of their local economies. Access to outdoor garden departments resulted in increased demand for our products in May and June 2020. Additionally, as a result of shelter-in-place requirement periods, pet ownership significantly increased, and we saw increased sales continue in May and June 2020 across our Pet segment portfolio. During July through September, our fiscal fourth quarter, most of our businesses continued to experience high sales. We also continued to see rapid increase in demand in the eCommerce channel.
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
We anticipate many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investments, intangible assets and other long-lived assets whose value is dependent on cashflows. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Our assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post COVID-19 economic recovery, these factors will be even more difficult to estimate. We recorded an impairment charge of $3.6 million for two private-company investments in our third fiscal quarter ended June 27, 2020, and may be required to write off certain assets that could be material in future periods.
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
As noted above, many of our product categories in both Pet and Garden have benefited from increased pet adoption during the pandemic and stay at home orders that positively impacted demand for lawn and garden products. As the pandemic lessens and consumers return to more normal purchasing patterns, demand for product categories which benefited from the COVID-19 pandemic could be adversely impacted, which could negatively impact our financial results.
The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this “Risk Factors” section or incorporated by reference into this prospectus supplement.
We are in the process of implementing our Vision 2025 strategy, which could result in increased expenses over the next few years.
In fiscal 2020, we embarked upon a company-wide strategic review led by our new Chief Executive Officer to develop our Vision 2025 strategy, which is expected to consist of a comprehensive series of organizational and operational initiatives intended to build and grow our consumer brands, create a leading eCommerce platform and strengthen our relationships with key customers, drive a strong portfolio strategy, reduce costs to improve margins and fuel growth and strengthen our entrepreneurial, business unit-led growth culture. We expect to implement these initiatives over the next several years. We anticipate incurring substantial costs relating to this strategy in each of the next several years. There can be no assurance that we will be able to successfully execute our Vision 2025 strategic initiatives or that we will be able to do so within the anticipated time period. During the process of implementation, we will be making substantial investments in our business and will incur substantial transitional costs. These investments and transitional costs may adversely affect our operating results.

Our operating results and cash flow are susceptible to fluctuations.
We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:
•seasonality and adverse weather conditions;
•fluctuations in prices of commodity grains and other input costs;
•operational problems;
•shifts in demand for lawn and garden and pet products;
•changes in product mix, service levels, marketing and pricing by us and our competitors;
•the effect of acquisitions; and
•economic stability of and strength of our relationships with key retailers.
These fluctuations could negatively impact our business and the market price of our common stock.
Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.
Our financial results are partially dependent upon the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee businesses are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.
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
We took certain pricing actions in fiscal 2019 and 2018 to offset the impact of inflationary pressures. In fiscal 2020, we encountered higher key commodity prices. Although we have been able to negotiate some price increases in the past with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.
We are subject to significant risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment.
We believe that our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner, improvements to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products or improved formulations and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition. In 2018, we launched a new formulation for our Comfort Zone behavioral management product that did not perform as expected. Consequently, we faced additional costs to fix the issue and lost market share.
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
The federal government and many state governments have increased restrictions on the importation of pet birds and the supply of small animals. These restrictions have resulted in reduced availability of new pet birds and animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions become more severe, or similar restrictions become applicable to pet fish, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of avian flu. While the number of cases worldwide has declined, a significant outbreak in the United States would reduce demand for our pet and wild bird food and negatively impact our financial results.
Our Segrest subsidiary is the largest supplier of aquarium fish in the United States and also supplies pet birds and small animals. The sale of fish, pet birds and small animals subjects us to additional risk, including risks associated with sourcing, developing captive breeding programs, health of the fish, pet birds and small animals supplied by us and future governmental regulation of the sale of fish, pet birds and small animals. In fiscal 2019, WalMart exited the live fish business, which has had a negative impact on Segrest’s sales. If other retailers follow suit, demand for aquarium fish may further soften, resulting in a negative impact on our financial results. Similarly, the COVID-19 pandemic has resulted in a significant decline in traffic in retail stores, which has adversely impacted demand for pet birds, small animals and fish.
Our lawn and garden sales are highly seasonal and subject to adverse weather.
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2020, approximately 67% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, heavy rains, water shortages or floods. During fiscal 2020, we experienced very favorable weather during the garden season. Less favorable weather in the future could have a significant adverse effect on the profitability of our lawn and garden business.
We depend on a few customers for a significant portion of our business.
Walmart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2020 and 16% of our total company net sales in each of the fiscal years 2019 and 2018. Home Depot, our second largest customer, represented approximately 13%, 12% and 11% of our total company net sales in fiscal 2020, 2019 and 2018, respectively. Lowe's, our third largest customer, represented approximately 10%, 9% and 8% of our total company net sales in fiscal 2020, 2019 and 2018, respectively. Costco, and PetSmart are also significant customers, and together with Walmart, Home Depot and Lowe's accounted for approximately 52% of our net sales in fiscal 2020, 49% in fiscal 2019 and 48% in fiscal 2018. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
We sell our products through a variety of trade channels with a significant portion dependent upon key retailers, through both traditional brick-and-mortar retail channels and eCommerce channels, including Amazon. The eCommerce channel continues to grow rapidly. To the extent that the key retailers on which we depend lose share to the eCommerce channel, we could lose sales. We plan to make additional investments to access this channel more effectively, and there can be no assurances that any such investments will be successful. If we are not successful in developing and utilizing eCommerce channels that consumers may prefer, we may experience lower than expected revenues.
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

To compete effectively, among other things, we must:
•develop and grow brands with leading market positions;
•maintain or grow market share;
•maintain and expand our relationships with key retailers;
•effectively access the growing eCommerce channel;
•continually develop innovative new products that appeal to consumers;
•implement effective marketing and sales promotion programs;
•maintain strict quality standards;
•deliver products on a reliable basis at competitive prices; and
•effectively integrate acquired companies.
Competition could lead to lower sales volumes, price reductions, reduced profits, losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.
We continue to implement an enterprise resource planning information technology system.
In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. This new system replaces numerous accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 39 to 10. Capital expenditures for our enterprise resource planning software system for fiscal 2021 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We outsource a significant amount of our manufacturing requirements to third-party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened by recent changes in the U.S. government's trade policies, including the imposition of tariffs on goods imported from China. Because we rely on Chinese third-party manufacturers for a significant portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.
Deterioration in operating results could prevent us from fulfilling our obligations under the terms of our indebtedness or impact our ability to refinance our debt on favorable terms as it matures.
We have, and we will continue to have, significant indebtedness. As of September 26, 2020, after giving effect to our debt refinancing in October 2020, we had total indebtedness of approximately $800 million. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:
•make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness;
•require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other business activities;
•increase our vulnerability to adverse industry conditions, including unfavorable weather conditions or commodity price increases;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•restrict us from making strategic acquisitions or exploiting business opportunities;
•place us at a competitive disadvantage compared to competitors that have less debt; and
•limit our ability to borrow additional funds at reasonable rates, if at all.
In addition, since a portion of our debt commitments bear interest at variable rates, an increase in interest rates or interest rate margins as defined under our credit agreement will create higher debt service requirements, which would adversely affect our cash flow.
Risks Relating to Acquisitions
Our acquisition strategy involves a number of risks.
We are regularly engaged in acquisition discussions with other companies and anticipate that one or more potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:
•failure of the acquired business to achieve expected results, as well as the potential impairment of the acquired assets if operating results decline after acquisition;
•diversion of management’s attention;
•additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;
•the potential negative effect on our financial statements from the increase in goodwill and other intangibles;
•difficulties in integrating the operations, systems, technologies, products and personnel of acquired companies;
•initial dependence on unfamiliar supply chains or relatively small supply partners;
•the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire after the acquisition;
•the high cost and expenses of identifying, negotiating and completing acquisitions; and
•risks associated with unanticipated events or liabilities.
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
The steps required by Generally Accepted Accounting Principles (GAAP) entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and that interim impairment testing is necessary include, but are not limited to: competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market value of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in the business climate that could affect our assets; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.
During fiscal 2020, 2019 and 2018, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during fiscal 2019. We performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in our Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal years 2018 and 2020.
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal years 2020, 2019 and 2018, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
General Risks
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of Timothy P. Cofer, our Chief Executive Officer, and our senior management team. The loss of the services of these persons could have a material adverse effect on our business. Our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.
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
Risks Relating to our Capital Stock
We do not expect to pay dividends in the foreseeable future.
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
As of September 26, 2020, William E. Brown, our founder, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate 43 manufacturing facilities totaling approximately 5.2 million square feet and 59 sales and distribution facilities totaling approximately 5.9 million square feet. Most sales and distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and distribution center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

In addition to the manufacturing and sales and distribution facilities, the Garden segment leases approximately 130 acres of land in Oregon and Virginia used in its grass seed and live plant operations and owns approximately 415 acres of land in Virginia, North Carolina, Maryland and Ohio used in its live plant operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time in order to optimize our manufacturing and distribution footprints. We lease 18 of our manufacturing facilities and 49 of our sales and logistics facilities. These leases generally expire between fiscal years 2021 and 2030. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markel, ("Nite Glow") filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company has filed its notice of appeal and the plaintiffs have cross-appealed. The Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
As of November 13, 2020, there were approximately 78 holders of record of our common stock, approximately 370 holders of record of our Class A nonvoting common stock and 4 holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 26, 2015 to September 26, 2020 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Comparison of Cumulative Total Return
Central Garden & Pet Co.
NASDAQ Composite-Total Return
Dow Jones US Nondurable Household Products Index
$300
$250
$200
$150
$100
$50
$0
9/26/2015
9/24/2016
9/30/2017
9/29/2018
9/28/2019
9/26/2020
Assumes $100 Invested on Sep. 26, 2015. Assumes Dividend Reinvested. Fiscal Year Ending Sep. 26, 2020

Total Return Analysis

	9/26/2015	9/24/2016	9/30/2017	9/29/2018	9/28/2019	9/26/2020
Central Garden & Pet Company	$100.00	$154.79	$236.97	$219.89	$180.53	$230.63
NASDAQ Composite	$100.00	$114.64	$141.98	$177.72	$177.31	$246.08
Dow Jones US Nondurable Household Products	$100.00	$123.65	$131.43	$128.35	$188.21	$216.73

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 26, 2020 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 28, 2020 – August 1, 2020	1,655	(3)	$34.59	—	$100,000,000
August 2, 2020 – August 29, 2020	7,532	(3)	36.79	—	100,000,000
August 30, 2020 – September 26, 2020	—		—	—	100,000,000
Total	9,187		$36.40	—	$100,000,000	(4)

(1)During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, which authorization was fully utilized in the fourth quarter of fiscal 2019. In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 26, 2020, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 0.7 million shares remaining under our Equity Dilution Authorization as of September 26, 2020.

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 26, 2020 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018	September 30, 2017	September 24, 2016
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$2,695,509	$2,383,010	$2,215,362	$2,054,478	$1,829,017
Cost of goods sold and occupancy	1,898,951	1,678,969	1,539,986	1,421,670	1,275,967
Gross profit	796,558	704,041	675,376	632,808	553,050
Selling, general and administrative expenses (2)	598,581	551,973	508,040	476,696	421,864
Intangible asset and goodwill impairments (3)	—	—	—	—	1,828
Operating income	197,977	152,068	167,336	156,112	129,358
Interest expense, net (4)	(39,989)	(33,060)	(36,051)	(28,062)	(42,707)
Other income (expense) (5)	(4,250)	243	(3,860)	(1,621)	(17,013)
Income before income taxes and noncontrolling interest	153,738	119,251	127,425	126,429	69,638
Income tax expense (6)	32,218	26,604	3,305	46,699	24,053
Income including noncontrolling interest	121,520	92,647	124,120	79,730	45,585
Net income (loss) attributable to noncontrolling interest	844	(139)	526	902	1,071
Net income attributable to Central Garden & Pet	$120,676	$92,786	$123,594	$78,828	$44,514
Net income per share attributable to Central Garden & Pet:
Basic	$2.23	$1.63	$2.39	$1.57	$0.91
Diluted	$2.20	$1.61	$2.32	$1.52	$0.87
Weighted average shares used in the computation of income per share:
Basic	54,008	56,770	51,716	50,230	48,964
Diluted	54,738	57,611	53,341	51,820	51,075
Other Data:
Depreciation and amortization	$55,359	$50,828	$47,199	$42,719	$40,001
Capital expenditures	$43,055	$31,577	$37,845	$44,659	$27,622
Cash provided by operating activities	$264,273	$204,974	$114,112	$114,309	$151,426
Cash used in investing activities	$(48,106)	$(76,263)	$(140,882)	$(162,842)	$(91,195)
Cash provided (used) by financing activities	$(60,560)	$(110,765)	$474,783	$(10,392)	$(14,165)

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018	September 30, 2017	September 24, 2016
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$652,712	$497,749	$482,106	$32,397	$92,982
Working capital	1,085,021	1,028,668	1,004,334	462,849	481,077
Total assets (7)	2,339,364	2,025,020	1,907,209	1,306,906	1,180,683
Total debt (8)	694,053	693,150	692,153	395,653	395,269
Equity (9)	1,077,674	996,177	952,834	637,142	554,587

(1)Fiscal years 2016, 2018, 2019 and 2020 included 52 weeks. Fiscal year 2017 included 53 weeks.
(2)During fiscal 2019, we recognized a non-cash charge of $2.5 million related to the impairment of a certain long-lived intangible asset in our Pet Segment. This charge was included as part of selling, general and administrative expenses.
(3)During fiscal 2016, we recognized a non-cash charge of $1.8 million related to the impairment of a certain indefinite-lived intangible asset in our Pet segment.
(4)During fiscal 2016, we issued $400 million aggregate principal amount of 6.125% Senior Notes due November 2023 and incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write-off of unamortized deferred financing costs and discount on our 2018 Notes, as a result of the redemption of our 2018 Notes and issuance of our 2023 Notes.
(5)During fiscal 2020, we recognized a non-cash impairment charge of $3.6 million for two private company investments. During fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted expected cash flows and the recoverability of the investments.
(6)Income tax expense was impacted by a fiscal 2018 tax benefit of $21.5 million from the revaluation of our deferred tax assets and liabilities as a result of the Tax Reform Act .
(7)In the first quarter of fiscal 2020, we adopted lease accounting standard ASC 842, which required us to recognize lease Right-of-Use Assets of $111 million on our balance sheet at adoption.
(8)In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
(9)During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.

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
Business Overview
Central Garden & Pet Company is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States.

In fiscal 2020, our consolidated net sales were $2.7 billion, of which our Pet segment, or Pet, accounted for approximately $1.6 billion and our Garden segment, or Garden, accounted for approximately $1.1 billion. In fiscal 2020, our operating income was $198 million consisting of income from our Pet segment of $154 million, income from our Garden segment of $133 million and corporate expenses of $89 million.
Fiscal 2020 Financial Highlights

Financial summary:
•Net sales for fiscal 2020 increased $312.5 million, or 13.1%, to $2,695.5 million. Our Pet segment sales increased 12.8%, and our Garden segment sales increased 13.5%.
•Gross profit for fiscal 2020 increased $92.5 million, or 13.1%, to $796.6 million. Gross margin improved 10 basis points in fiscal 2020 to 29.6%, from 29.5% in fiscal 2019.
•Our operating income increased $45.9 million, or 30.2%, to $198.0 million in fiscal 2020, and as a percentage of net sales improved to 7.3% as compared to 6.4% in fiscal 2019.
•Net income for fiscal 2020 was $120.7 million, or $2.20 per share on a diluted basis, compared to net income in fiscal 2019 of $92.8 million, or $1.61 per share on a diluted basis.
Recent Developments
DMC Business Unit
In November 2019, the DMC business unit in our Pet segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 to $40 million. In April 2020, DMC experienced a second fire in the same leased property in Athens, Texas, which resulted in inventory and property-related losses estimated to be approximately $10 million.
As of September 26, 2020, we had approximately $10 million of cost in excess of insurance proceeds related to these losses recorded on our balance sheet. We currently believe our insurance coverage is sufficient to cover the remaining asset losses as well as the business interruption loss associated with these events.
COVID-19 Impact
The outbreak of COVID-19 has led to adverse impacts on human health, the global economy and society at large. The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways. Central is considered an essential business in most jurisdictions and almost all of our employees continue to work to meet essential needs. We have been actively addressing the COVID-19 situation and its impact on our employees, customers and business.
From the beginning, our priority has been the safety of our employees, customers and consumers. Our employees have prioritized the health and safety of fellow team members while collaborating across our business to ensure we operate as safely and seamlessly as possible in order to provide a steady supply of product to our customers. In the beginning of the pandemic, we mobilized a cross-functional task force focused on understanding and communicating the critical issues related to the COVID-19 pandemic to mitigate the potential impacts to our people and business. Our facility maintenance of health and safety standards remains paramount.
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

Central is seeing varying impacts to our Garden and Pet businesses due to COVID-19. In March and April, we experienced increased demand in pet consumables due to consumers stocking up on products as the COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. In May, many state and county governments began phased re-openings of their local economies. Access to outdoor garden departments resulted in increased demand for our products in May and June. Additionally, during shelter-in-place requirements, pet ownership significantly increased and sales continued to increase in May and June across our Pet segment portfolio. We also experienced a rapid increase in demand in the eCommerce channel. During July through September, our fiscal fourth quarter, most of our businesses continued to experience high sales. The increased demand for our products continues to place challenges on our supply chain and our ability to procure and manufacture enough to meet the continued high levels of demand.
Our facilities have largely been exempt or partially exempt from government closure orders. We have experienced temporary closures of certain facilities, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. Our manufacturing facilities and distribution centers are currently open and fully operational, except for one facility where we expect to lose one production day for cleaning and disinfection. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. The pandemic and near-term increase in demand have created operational challenges for our distribution network, although none have had a material impact on our results to date. In our supply chain, it is possible we will experience increased operational and logistics costs, although these did not have a material impact on our fiscal year results. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
We believe we are financially strong and expect to be able to maintain adequate liquidity as we manage through the current economic and health environment. As of September 26, 2020, we had approximately $650 million in cash. We also have a revolving credit facility that provides up to a $400 million principal amount with an additional $200 million available with the consent of the lenders. In April 2020, we borrowed $200 million under our revolving credit facility to increase financial flexibility during the early stages of the COVID-19 pandemic. In June 2020, we repaid the $200 million. As of September 26, 2020, there were no borrowings outstanding under the credit facility. Additionally, subsequent to fiscal year-end, we issued $500 million senior notes to replace $400 million in senior notes with the remainder for general corporate purposes (see subsequent events below).
We anticipate many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investees, intangible assets and other long-lived assets whose value is dependent on cashflow. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Management's assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post-COVID-19 economic recovery, these factors will be even more difficult to estimate. We recorded an impairment charge of $3.6 million in our third quarter of fiscal 2020 and may be required to write off certain assets that could be material in future periods.
While the unfavorable impact of COVID-19 began to adversely affect the performance in certain portions of our business in March and April, thereafter we saw a large increase in demand in most areas of our business that resulted in a 16.5% increase in organic net sales in our third fiscal quarter and a 25% increase in organic net sales in our fourth fiscal quarter, which is generally a smaller sales quarter and therefore had a smaller base from which to increase from. A few of our businesses continue to experience demand or profitability headwinds. These businesses include our live fish, live animal, pet bedding, aquatics and grass seed businesses. The volatility in demand, changing consumer consumption patterns and uncertainty regarding the duration of shelter-in-place requirements make it difficult to predict when more normal order patterns may return. Forecasting and planning remain challenging in the current environment and will continue to be challenging as the pandemic eases in the future. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.
Subsequent Events
Issuance of 2030 Notes
In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030. We used the proceeds to redeem all of our outstanding 6.125% senior notes due 2023 at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes.
Breeder's Choice Transaction
We recently agreed to the sale of our Breeder's Choice business unit, a manufacturer of branded and private label natural pet food, in order to focus on businesses that more closely align with our strategy. The transaction is subject to certain conditions and we expect to finalize the transaction in December 2020.

Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.4	70.5	69.5
Gross profit	29.6	29.5	30.5
Selling, general and administrative	22.2	23.2	22.9
Operating income	7.4	6.4	7.6
Interest expense, net	(1.5)	(1.4)	(1.6)
Other expense, net	(0.2)	—	(0.2)
Income taxes	1.2	1.1	0.2
Noncontrolling interest	—	—	—
Net income	4.5%	3.9%	5.6%

Fiscal 2020 Compared to Fiscal 2019
Net Sales
Net sales for fiscal 2020 increased $312.5 million, or 13.1%, to $2,695.5 million from $2,383.0 million in fiscal 2019. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $254.1 million, or 10.7% in fiscal 2020. The growth occurred in the second half of our fiscal year reflecting a rapid increase in consumer demand of a magnitude that continues to stress our supply chain. In the first six months of fiscal 2020 our organic net sales were relatively flat at 0.2% reflecting, among other things, the initial impact of the pandemic and shelter-in-place mandates and the negative retail impact of reduced or eliminated foot traffic associated with COVID-19. In the second half of fiscal 2020, with the reduction of shelter-in-place restrictions, listing gains and favorable garden season weather, our organic net sales increased 20.2%.
Our branded product sales increased $216.3 million, and sales of other manufacturers’ products increased $96.2 million. Branded product sales include products we produce under Central brand names and products we produce under third-party brands. Sales of our branded products represented 77.7% of our total sales in fiscal 2020 compared with 78.8% in fiscal 2019. Private label sales represented approximately 15% of consolidated net sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented:

Category	2020	2019	2018
	(in millions)
Other pet products	$705.2	$613.4	$606.7
Other garden products	607.6	560.8	445.7
Other manufacturers' products	600.7	504.5	454.3
Dog & cat products	502.1	452.1	445.1
Controls & fertilizer products	279.9	252.2	263.6
Total	$2,695.5	$2,383.0	$2,215.4
Pet net sales for fiscal 2020 increased $177.5 million, or 12.8%, to $1,562.2 million from $1,384.7 million in fiscal 2019. The increase in net sales was due primarily to organic sales growth and secondarily to non-organic sales from C&S Products which was acquired in May 2019. Organic net sales increased $147.9 million, or 10.7%, impacted by COVID-19 related increased consumption, as more consumers were at home, and increased pet ownership. The sales increase was broad-based across our Pet segment portfolio led by increased sales in our dog and cat, third-party, wild bird feed and animal health businesses. These increases were partially offset by lower sales of live fish due to a major retailer’s decision in 2019 to exit the live fish business and the negative retail impact of reduced foot traffic resulting from COVID-19 restrictions.
Pet branded sales increased $141.8 million and sales of other manufacturers' products increased $35.7 million.

Garden net sales for fiscal 2020 increased $135.0 million, or 13.5%, to $1,133.3 million from $998.3 million in fiscal 2019. The increase in net sales was due primarily to organic sales growth and secondarily to non-organic sales from Arden, which became 100% owned upon our acquisition of the remaining equity interest in February 2019. Organic sales increased $106.2 million, or 10.6%, impacted by the increased consumer demand in the second half of the fiscal year. The organic sales increase was broad-based across our Garden segment portfolio driven by increased sales of third-party products, control and fertilizer products and wild bird feed. Garden segment sales benefited from increased home gardening and yard care due to COVID-19 restrictions, new listings and favorable garden weather. The increase in sales was partially offset by our exit of the fashion décor pottery product line in mid-2019 and lower grass seed sales which were negatively impacted by competitive pressures, reduced promotional activity and commodity price pressure.
Garden branded sales increased $74.5 million and sales of other manufacturers' products increased $60.5 million.
Gross Profit
Gross profit for fiscal 2020 increased $92.5 million, or 13.1%, to $796.6 million from $704.0 million in fiscal 2019, and gross margin increased 10 basis points to 29.6% in fiscal 2020 from 29.5% in fiscal 2019. Both operating segments contributed to the increase in gross profit, while the Garden segment was the driver of the increase in gross margin. Overall, increased sales resulted in improved overhead leverage partially offset by a negative sales mix impacted by the sales growth in our distribution businesses.
In the Pet segment, gross profit increased due to increased segment sales while gross margin was flat as compared to the prior year. Increased sales and volume-related efficiencies, cost improvements and a positive sales mix within the animal health and dog and cat businesses were offset by lower margins in our live fish, impacted by a large retailers decision to exit the live fish business, and aquatics businesses due primarily to lower sales and the related under absorption of overhead.
In the Garden segment, gross profit increased due to increased sales and a slightly improved gross margin. Garden’s gross margin was aided by the increased sales and the resulting overhead leverage partially offset by an unfavorable sales mix. Gross margin improved in most of our Garden businesses, including our controls and fertilizers business and vendor partner business, but was negatively impacted by a lower gross margin in our grass seed business, impacted by lower sales, and our wild bird feed business, impacted by customer mix and higher commodity costs. Although the gross margin of the vendor partner business improved, its higher sales negatively impacted the Garden segments overall margin due the lower margins associated with the distribution business.
Selling, General and Administrative
Selling, general and administrative expenses increased $46.6 million, or 8.4%, from $552.0 million in fiscal 2019 to $598.6 million in fiscal 2020. As a percentage of net sales, selling, general and administrative expenses decreased from 23.2% in fiscal 2019 to 22.2% in fiscal 2020. The increase in selling, general and administrative expense dollars, and the decline as a percentage of net sales occurred in both operating segments and in corporate. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Selling and delivery expense increased $19.8 million, or 7.0%, from $282.3 million in fiscal 2019 to $302.1 million in fiscal 2020 but as a percentage of net sales decreased from 11.8% in fiscal 2019 to 11.2% in fiscal 2020. The increase in selling and delivery expense was due primarily to our recent acquisitions, increased marketing expense which includes our increased spend in eCommerce and digital marketing, and increased delivery expense due to the sales volume increase and higher freight costs. The decline in selling and delivery expense as a percentage of net sales was due primarily to improved overhead absorption and reduced travel and entertainment expense.
Warehouse and administrative expense increased $26.9 million, or 10.0%, from $269.6 million in fiscal 2019 to $296.5 million in fiscal 2020 and decreased as a percentage of net sales to 11.0% in fiscal 2020 from 11.3% in fiscal 2019. In our operating segments, the increase was due primarily to our two recent acquisitions, increased labor expense, front-line worker bonuses, and increased variable compensation expense partially offset by the impact of our exit of the fashion décor pottery product line in mid-2019. Corporate expense increased due primarily to variable compensation expense due to improved results, third-party expense, which includes costs related to the development of our Vison 2025 plan, equity compensation expense and personal protection equipment (PPE) costs. Also, we incurred additional expense for PPE in both operating segments and at corporate.
Operating Income
Operating income increased $45.9 million, or 30.2%, to $198.0 million in fiscal 2020 from $152.1 million in fiscal 2019. Our operating margin was 7.3% in fiscal 2020, increasing from 6.4% in fiscal 2019. Increased sales of $312.5 million, a 10 basis point improvement in gross margin and a 100 basis point improvement in selling, general and administrative expense as a percentage of net sales all contributed to the operating margin improvement.
Pet operating income increased $31.5 million, or 25.6%, to $154.2 million in fiscal 2020 from $122.7 million for fiscal 2019. The increase was due to increased sales partially offset by increased selling, general and administrative expenses. Our Pet operating margin improved to 9.9% in fiscal 2020 from 8.9% in fiscal 2019 due to lower selling, general and administrative expense as a percentage of net sales. Both operating income and margin were favorably impacted by significant pandemic-related increases in demand for our products.
Garden operating income increased $30.4 million, or 29.8%, to $132.6 million for fiscal 2020 from $102.2 million for fiscal 2019. The increase was due to increased sales and higher gross margin partially offset by higher selling, general and administrative expenses. Both operating income and margin were favorably impacted by significant pandemic-related increases in demand for our products.
Corporate expense increased due primarily to higher variable compensation expense due to improved results, third-party expense, which includes costs related to the development of our Vision 2025 plan, equity compensation expense and PPE costs.
Net Interest Expense
Net interest expense increased $6.9 million, or 21.0%, from $33.1 million in fiscal 2019 to $40.0 million in fiscal 2020. The increase in net interest expense was due primarily to lower interest income due to the lower rates available on our cash balance during fiscal 2020.
Debt outstanding on September 26, 2020 was $694.1 million compared to $693.2 million as of September 28, 2019. Our average borrowing rate for fiscal 2020 was 5.6% and for fiscal 2019 was 5.8%.
Other Income (Expense)
Other income (expense) is comprised of income or loss from investments accounted for under the equity method of accounting, including any associated impairments of equity method investments and foreign currency exchange gains and losses. Other expense was $4.3 million for the fiscal year ended September 26, 2020 compared to income of $0.2 million for the fiscal year ended September 28, 2019, due primarily to a $3.6 million impairment of two investments in private companies impacted by the COVID-19 pandemic during fiscal 2020.
Income Taxes
Our effective income tax rate was 21.0% for fiscal 2020 compared to 22.3% for fiscal 2019. The decrease in our effective income tax rate in fiscal 2020 compared to fiscal 2019 was due primarily to both lower state tax rates and the use of state net operating losses.
Net Income and Earnings Per Share
Our net income for fiscal 2020 was $120.7 million, or $2.20 per diluted share, compared to $92.8 million, or $1.61 per diluted share, for fiscal 2019. The fiscal 2020 36.6% improvement in earnings per diluted share was due to strong revenue and operating income growth and a 5% reduction in fully diluted shares. The reduction in outstanding shares reflected shares repurchased in the first half of fiscal 2020 offset by issuances of stock from our 401K and equity plans.
Fiscal 2019 Compared to Fiscal 2018
For a discussion of our results of operations in fiscal 2019 compared to fiscal 2018, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 filed with the SEC.
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
•Tax impact: adjustment represents the impact of the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.
The non-GAAP adjustments made reflect the following:
(1)During the third quarter of fiscal 2020, we recorded a $3.6 million non-cash impairment charge for two private company investments. The Impairment was recorded as part of other income (expense).
(2)During the second quarter of fiscal 2019, we recorded a $3.2 million non-cash gain in our Garden segment from the fair value remeasurement of our previously held 45% interest in Arden upon our acquisition of the remaining 55% interest. The gain was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.
(3)During the second quarter of fiscal 2019, we recognized a non-cash impairment charge in our Pet segment of $2.5 million related to the impairment of intangible assets caused by a retail customer exiting the live fish business. The adjustment was recorded as part of selling, general and administrative costs.

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
		Consolidated
		September 26, 2020	September 28, 2019
		(in thousands)
Operating Income Reconciliation
GAAP operating income		$197,977	$152,068
Previously held investment interest fair value remeasurement	(2)	—	(3,215)
Intangible asset impairment	(3)	—	2,540
Non-GAAP operating income		$197,977	$151,393

Pet Segment Operating Income Reconciliation
GAAP Pet segment operating income		$154,190	$122,727
Intangible asset impairment	(3)	—	2,540
Non-GAAP Pet segment operating income		$154,190	$125,267

Garden Segment Operating Income Reconciliation
GAAP Garden segment operating income		$132,592	$102,170
Previously held investment interest fair value remeasurement	(2)	$—	$(3,215)
Non-GAAP Garden segment operating income		$132,592	$98,955

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
		September 26, 2020	September 28, 2019
		(in thousands, except per share amounts)
Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet		$120,676	$92,786
Investment Impairments	(1)	3,566	—
Previously held investment interest fair value remeasurement	(2)	—	(3,215)
Intangible asset impairment	(3)	—	2,540
Tax effect of remeasurement and impairment		(747)	151
Non-GAAP net income attributable to Central Garden & Pet		$123,495	$92,262
GAAP diluted net income per share		$2.20	$1.61
Non-GAAP diluted net income per share		$2.26	$1.60
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,738	57,611

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

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 26, 2020
	(in millions)
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2020 (GAAP)	$2,695.5		$1,562.2		$1,133.3
Reported net sales FY 2019 (GAAP)	2,383.0		1,384.7		998.3
Increase in net sales	312.5	13.1%	177.5	12.8%	135.0	13.5%
Effect of acquisitions and dispositions on increase in net sales	58.4		29.6		28.8
Increase in organic net sales	$254.1	10.7%	$147.9	10.7%	$106.2	10.6%

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 28, 2019
	(in millions)
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2019 (GAAP)	$2,383.0		$1,384.7		$998.3
Reported net sales FY 2018 (GAAP)	2,215.4		1,340.9		874.5
Increase in net sales	167.6	7.6%	43.8	3.3%	123.8	14.2%
Effect of acquisitions and dispositions on increase in net sales	134.7		46.3		88.4
Increase (decrease) in organic net sales	$32.9	1.5%	$(2.5)	(0.2)%	$35.4	4.0%

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 26, 2020
	(in thousands)
EBITDA Reconciliation	Total	Garden	Pet	Corp
Net income attributable to Central Garden & Pet	$120,676	—	—	—
Interest expense, net	39,989	—	—	—
Other expense	4,250	—	—	—
Income tax expense	32,218	—	—	—
Net income attributable to noncontrolling interest	844	—	—	—
Sum of items below operating income	77,301	—	—	—
Income (loss) from operations	197,977	132,592	154,190	(88,805)
Depreciation & amortization	55,359	13,520	35,186	6,653
EBITDA	$253,336	$146,112	$189,376	$(82,152)

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 28, 2019
	(in thousands)
EBITDA Reconciliation	Total	Garden	Pet	Corp
Net income attributable to Central Garden & Pet	$92,786	—	—	—
Interest expense, net	33,060	—	—	—
Other income	(243)	—	—	—
Income tax expense	26,604	—	—	—
Net loss attributable to noncontrolling interest	(139)	—	—	—
Sum of items below operating income	59,282	—	—	—
Income (loss) from operations	152,068	102,170	122,727	(72,829)
Depreciation & amortization	50,828	11,959	32,803	6,066
EBITDA	$202,896	$114,129	$155,530	$(66,763)
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
During fiscal 2020, commodity costs as well as freight and labor costs increased. During fiscal 2019, commodity costs increased, even as freight costs moderated. In fiscal 2020 and 2019, tariffs implemented during the year did have a negative impact in instances where we were unable to pass through the incremental costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2020, approximately 67% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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
We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 67% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.
Operating Activities
Net cash provided by operating activities increased $59.3 million, from $205.0 million in fiscal 2019 to $264.3 million in fiscal 2020. The increase in cash provided was due primarily to changes in our working capital accounts, predominately an increase in accounts receivable, due to the increase in sales during the latter half of the fourth quarter compared to the prior year, better working capital management and stronger operating performance during the current fiscal year.
Net cash provided by operating activities increased $90.9 million, from $114.1 million in fiscal 2018 to $205.0 million in fiscal 2019. The increase in cash provided was due primarily to changes in our working capital accounts for fiscal 2019 compared to fiscal 2018.
Investing Activities
Net cash used in investing activities decreased $28.2 million from $76.3 million in fiscal 2019 to $48.1 million in fiscal 2020. The decrease in cash used in investing activities was due primarily to acquisition activity in the prior year, partially offset by an $11.5 million increase in capital expenditures in the current year compared to the prior year. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11 million, and during the third quarter of fiscal 2019 we acquired C&S Products for approximately $30 million.
Net cash used in investing activities decreased $64.6 million from $140.9 million in fiscal 2018 to $76.3 million in fiscal 2019. The decrease in cash used in investing activities was due primarily to decreased investment and acquisition activity as well as a $6.2 million decrease in capital expenditures in fiscal 2019 compared to fiscal 2018. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11 million, and during the third quarter of fiscal 2019 we acquired C&S Products for approximately $30.0 million. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $62 million, and during the third quarter of fiscal 2018 we acquired General Pet Supply for approximately $24.3 million. We also made fewer investments in fiscal 2019 than in fiscal 2018.
Financing Activities
Net cash used in financing activities decreased $50.2 million from $110.8 million of cash used in fiscal 2019 to $60.6 million of cash used in fiscal 2020. The decrease in cash used in financing activities during the current year was due primarily to our repayment of approximately $46 million of acquired long-term debt subsequent to our acquisitions of Arden and C&S Products during fiscal 2019, as well as decreased open market purchases of our common stock during the current year. During fiscal 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $6.6 million, or approximately $26.63 per share, and 1.8 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $45.7 million, or approximately $25.90 per share, in addition to $6.9 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
Net cash used in financing activities decreased $585.5 million from $474.8 million of cash provided in fiscal 2018 to $110.8 million cash used in fiscal 2019. The decrease in cash provided by financing activities during fiscal 2019 was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance. Additionally, during the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million. We repaid approximately $46 million of acquired long-term debt subsequent to our acquisitions of Arden Companies and C&S Products during fiscal

2019. During fiscal 2019, we also repurchased approximately 0.6 million shares of our voting common stock (CENT) in the open market at an aggregate cost of approximately $14.7 million, or approximately $24.41 per share, and approximately 1.8 million shares of our non-voting common stock (CENTA) in the open market at an aggregate cost of approximately $43.4 million, or $24.69 per share, in addition to $5.3 million used for minimum statutory tax withholdings related to the net share settlement of our stock. We also paid $1.3 million in financing costs associated with the amendment of our asset-based loan facility during fiscal 2019.
We expect that our principal sources of funds will be cash generated from our operations, proceeds from our debt and equity offerings, and, if necessary, borrowings under our $400 million asset backed loan facility. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $75 million over the next 12 months.
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
Stock Repurchases
During fiscal 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $6.6 million, or approximately $26.63 per share, and 1.8 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $45.7 million, or approximately $25.90 per share. In fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, which authorization was fully utilized in the fourth quarter of fiscal 2019. In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 26, 2020, no repurchases had been made under the $100 million 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized us to make supplemental purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 26, 2020, we had authorization remaining from the fiscal 2019 equity plan activity to repurchase up to 0.7 million shares under our Equity Dilution Authorization.
Total Debt
At September 26, 2020, our total debt outstanding was $694.1 million versus $693.2 million at September 28, 2019.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1, which commenced on August 1, 2018. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our senior secured revolving credit facility or who guarantee the 2023 Notes.
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
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 26, 2020.
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
We incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs were being amortized over the term of the 2023 Notes.
We redeemed the 2023 Notes on November 15, 2020 for 101.531%, plus accrued and unpaid interest.
Issuance of $500 million 4.125% Senior Notes due 2030
In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The 2030 Notes require interest payments on April 15 and October 15 of each year, beginning April 15, 2021. The 2030 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility or guarantee our other debt. We used the net proceeds to redeem all of our 2023 Notes at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes. As a result of our redemption of the 2023 Notes, we will recognize a charge in our first quarter of fiscal 2021 of approximately $6.1 million related to the payment of the call premium and a $2.5 million non-cash charge for the write-off of unamortized financing costs in interest expense. We incurred debt issuance costs of approximately $8 million in conjunction with this issuance. We expect our annual interest expense on the 2030 Notes going forward to be approximately $3.9 million less than under the 2023 Notes notwithstanding the additional $100 million of aggregate principal amount.
We may redeem some or all of the 2030 Notes, at our option, at any time on or after October 15, 2025, at a redemption price of 102.063%, at any time on or after October 15, 2026 at a redemption price of 101.375%, at any time on or after October 15, 2027 at a redemption price of 100.688% and any time on or after October 15, 2028 for a redemption price of 100.000%, plus accrued and unpaid interest. We may also redeem up to 40% of the notes using the proceeds of certain equity offerings before October 15, 2023, at a redemption price equal to 104.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to October 15, 2025, we may redeem some or all of the notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If we sell certain of our assets and do not reinvest the proceeds or repay senior debt or experience specific kinds of changes of control, we must offer to purchase the notes.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.
Asset-Based Loan Facility Amendment
On September 27, 2019, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Facility”). The Amended Credit Facility amends and restates the previous credit agreement dated April 22, 2016 and continues to provide up to a $400.0 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200.0 million principal amount available with the consent of the Lenders, as defined, if we exercise the accordion feature set forth therein. The Amended Credit Facility now matures on September 27, 2024. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of September 26, 2020. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of September 26, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.4 million outstanding as of September 26, 2020.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00% and 1.50% and was 1.25% as of September 26, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00% and 0.50% , and was 0.25% as of September 26, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of September 26, 2020, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.4%.
Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided. Our Amended Credit Facility already anticipates the potential loss of LIBOR and defines procedures for establishing a replacement rate.
In July 2017, the Financial Conduct Authority in the United Kingdom, the governing body responsible for regulating the London Interbank Offered Rate (LIBOR), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and Euro Interbank Offer Rate (EURIBOR)-denominated indebtedness. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not yet have insight into what the impacts might be.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended September 26, 2020.
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
In November 2015, Central (the "Parent/Issuer") issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the "2023 Notes") and on December 14, 2017, Central issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The 2023 Notes were and the 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors") which are borrowers under or guarantors of our Amended Credit Facility. The 2023 Notes were and the 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Amended Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2023 or 2028 Notes and are referred to as the Non-Guarantors.
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
The obligations of each Guarantor under its Guarantee shall be limited to the maximum amount as well, after giving effect to all other contingent and fixed liabilities of such Guarantor and to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such Guarantor under the guarantee not constituting a fraudulent conveyance or fraudulent transfer under Federal or state law.
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

Summarized Statements of Operations
(in thousands)	Fiscal Year Ended		Fiscal Year Ended
	September 26, 2020		September 28, 2019
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Net sales	$839,425	$1,720,279	$764,991	$1,496,962
Gross profit	$195,893	$555,616	$172,075	$495,968
Income (loss) from operations	$2,724	$187,114	$(9,819)	$162,725
Equity in earnings of Guarantor subsidiaries	$148,349	$—	$127,439	$—
Net income (loss)	$(33,326)	$148,349	$(32,775)	$127,439

Summarized Balance Sheet Information
(in thousands)	As of		As of
	September 26, 2020		September 28, 2019
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Current assets	$900,416	$560,919	$732,597	$523,670
Intercompany receivable from Non-guarantor subsidiaries	36,329	61,595	37,544	61,333
Other assets	2,042,206	1,631,167	1,833,445	1,397,277
Total assets	$2,978,951	$2,253,681	$2,603,586	$1,982,280

Current liabilities	$170,378	$247,810	$102,242	$164,574
Long-term debt	693,956	—	693,037	—
Other liabilities	1,095,288	101,912	867,268	62,656
Total liabilities	$1,959,622	$349,722	$1,662,547	$227,230

Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.1	$0.1	$—	$400.0	$—	$300.0	$700.2
Interest payment obligations (2)	39.9	39.9	39.9	19.5	15.4	37.2	191.8
Operating leases	36.6	30.6	20.2	14.6	11.1	17.5	130.6
Purchase commitments (3)	100.1	33.2	25.8	14.7	6.7	0.1	180.6
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$176.7	$103.8	$85.9	$448.8	$33.2	$354.8	$1,203.2

(1)Excludes $2.4 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes and 2028 Notes of $6.1 million as of September 26,

2020, of which $2.5 million was amortizable until November 2023 and $3.4 million is amortizable until February 2028 and is included in the carrying value of the long-term debt. See Note 11 to the consolidated financial statements for further discussion of long-term debt.
(2)Estimated interest payments to be made on our 2023 and 2028 Notes. In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030. The 2030 Notes require interest payments on April 15 and October 15 of each year, beginning April 15, 2021. The 2030 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility or guarantee our other debt. We used the net proceeds to redeem all of our outstanding 6.125% senior notes due 2023 at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes. As a result of our redemption of the 2023 Notes, we will recognize a charge in our first quarter of fiscal 2021 of approximately $6.1 million related to the payment of the call premium and a $2.5 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2030 Notes going forward to be approximately $3.9 million less than under the 2023 Notes. See Note 11 to the consolidated financial statements for description of interest rate terms.
(3)Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability, may obligate us to make future purchases based on estimated yields. The terms of these contracts vary; some having fixed prices or quantities, others having variable pricing and quantities. For certain agreements, management estimates are used to develop the quantities and pricing for anticipated purchases, and future purchases could vary significantly from such estimates.
(4)Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $6.0 million were made in fiscal 2020 related to Segrest and $0.2 million were made in fiscal 2020 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2020 for Segrest, calendar year 2020 for B2E and fiscal 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.
As of September 26, 2020, we had unrecognized tax benefits of $0.3 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
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
Recent Accounting Pronouncements
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 – Organization and Significant Accounting Policies for a summary of recent accounting pronouncements.
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
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2020 and 2019, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
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

During fiscal 2020, 2019 and 2018, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2020, 2019 and 2018 analyses of our indefinite-lived trade names and trademarks.
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
Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 26, 2020 under our Amended Credit Facility. However, if our Amended Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.0 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 26, 2020, we had entered into fixed purchase commitments for commodities totaling approximately $180.6 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $18.1 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934

Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 26, 2020.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2020. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at www.central.com/about-us/what-we-stand-for.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(i)Consolidated Financial Statements of Central Garden & Pet Company are attached to this Form 10-K beginning on page F-1:
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
(2)Exhibits:

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 4, 2020	8-K	001-33268	3.1	2/7/2020
4.1	Specimen Common Stock Certificate	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate	10-K	001-33268	4.2	11/29/2017
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-33268	4.2	3/8/2010
4.4	Fourth Supplemental Indenture, dated as of March 25, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023	10-K	001-33268	4.5	12/2/2016

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
4.5	Fifth Supplemental Indenture, dated as of December 23, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023	10-Q	001-33268	4.1	2/2/2017
4.6.	Sixth Supplemental Indenture, dated as of June 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023	10-Q	001-33268	4.1	8/3/2017
4.7	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as t0rustee, relating to the 5.125% Senior Notes due 2028	8-K	001-33268	4.1	12/14/2017
4.8	Eight Supplemental Indenture, dated as of December 14, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023	8-K	001-33268	4.2	12/14/2017
4.9.	Ninth Supplemental Indenture, dated as of March 30, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Note due 2028	10-Q	001-33268	4.1	5/7/2019
4.10	Tenth Supplemental Indenture, dated as of June 29, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028	10-Q	001-33268	4.1	8/2/2019
4.11	Eleventh Supplemental Indenture, dated as of October 16, 2020, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 4.125% Senior Notes due 2030	8-K	001-33268	4.1	10/16/2020
4.12	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33268	4.12	11/27/2019
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors	10-K	001-33268	10.1	11/29/2017
10.2
Second Amended and Restated Credit Agreement dated September 27, 2019 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, Suntrust Bank, as issuing bank and administrative agent, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of the West, BMO Harris Bank, N.A., J.P. Morgan Chase Bank, N.A. and Keybank National Association as Co-Documentation Agents, Suntrust Robinson Humphrey, Inc., Bank of America N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Lead Arrangers and Joint Bookrunners
		10-K	001-33268	10.2	11/27/2019
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.1	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.2	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010
10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020					X
10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.1	2/3/2005
10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.2	2/3/2005
10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III	10-K/A	000-20242	10.20	1/20/1999
10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003	10-Q	000-20242	10.7.1	8/8/2003
10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III	8-K	000-20242	10.1	4/14/2006
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III	10-K	001-33268	10.7.2	11/26/2008
10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012	10-Q	001-33268	10.1	2/7/2013
10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III	10-Q	001-33268	10.1	2/5/2015
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2016, between the Company and Brooks M. Pennington III	10-K	001-33268	10.16	11/29/2017
10.17*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2018, between the Company and Brooks M. Pennington III	10-K	001-33268	10.17	11/28/2018
10.18*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2020, between the Company and Brooks M. Pennington III	10-Q	001-33268	10.1	5/7/2020
10.19*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships	8-K	000-20242	10.1	10/14/2005
10.20*	Form of Post-Termination Consulting Agreement	8-K	000-20242	10.2	10/14/2005
10.21*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011	10-K	001-33268	10.24	12/10/2015

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.22*	Employment Agreement between the Company and George Roeth, effective June 1, 2016	8-K	001-33268	10.25	5/6/2016
10.23*	Employment Agreement between the Company and William Lynch, effective October 10, 2016	10-K	001-33268	10.22	11/28/2018
10.24*	Employment Agreement between the Company and Timothy Cofer, effective October 14, 2019	8-K	001-33268	10.1	9/19/2019
21	List of Subsidiaries					X
22	List of Guarantor Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 24, 2020

CENTRAL GARDEN & PET COMPANY

By	/s/ Timothy P. Cofer
Timothy P. Cofer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Timothy P. Cofer	Director and Chief Executive Officer (Principal Executive Officer)	November 24, 2020
Timothy P. Cofer

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 24, 2020
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 24, 2020
Howard A. Machek

/s/ William E. Brown	Chairman	November 24, 2020
William E. Brown

/s/ Thomas J. Colligan	Director	November 24, 2020
Thomas J. Colligan

/s/ Brendan Dougher	Director	November 24, 2020
Brendan Dougher

/s/ Michael J. Edwards	Director	November 24, 2020
Michael J. Edwards

/s/ Michael J. Griffith	Director	November 24, 2020
Michael J. Griffith

/s/ Christopher T. Metz	Director	November 24, 2020
Christopher T. Metz

/s/ Brooks M. Pennington III	Director	November 24, 2020
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 24, 2020
John R. Ranelli

/s/ Mary Beth Springer	Director	November 24, 2020
Mary Beth Springer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations.
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 26, 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Central Garden & Pet Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 26, 2020 and September 28, 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for Leases effective September 29, 2019 due to the adoption of Accounting Standards Codification 842, Leases (“ASC 842”), using the modified retrospective approach.

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

Acquisitions – C&S Products – Refer to Note 3 to the financial statements

Critical Audit Matter Description

In May 2019, the Company purchased C&S Products, a manufacturer of suet and other wild bird feed products, for approximately $30.0 million. The Company finalized the allocation of the purchase price to fair value of the tangible assets, intangible assets and liabilities acquired during the first quarter ended December 28, 2019.
We identified the accounting for this acquisition as a critical audit matter due to the complexity of the agreements and the significant judgments made by management in (1) evaluating the purchase and other agreements entered into on or around the acquisition date to identify the accounting treatment for different elements contained in each agreement, (2) determining the weighted-average cost of capital (WACC), including the discount rate to be used in the valuation, and (3) evaluating the fair value of certain land and buildings acquired. Auditing this acquisition required significant audit effort in the form of more experienced personnel reading the purchase and other agreements to identify, analyze, and conclude on the reasonableness of management's accounting treatment for the different elements, including the purchase price recorded. In addition, we used fair value specialists to (1) evaluate the reasonableness of the WACC and discount rate utilized in the valuation and (2) evaluate the reasonableness of key assumptions used in the sales comparison and cost approaches in determining the fair value of land and buildings acquired.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the C&S Products acquisition included the following, among others:

•We read and analyzed the purchase and other agreements entered into on or around the acquisition date to identify and conclude on the reasonableness of management’s accounting treatment for the different elements, including the purchase price recorded.

•With the assistance of fair value specialists, we evaluated the reasonableness of the WACC and discount rate by:
◦Performing risk assessment procedures over the source information underlying the determination of the WACC and discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the WACC and discount rates selected by management.

•With the assistance of real estate fair value specialists we:
◦Evaluated the reasonableness of the Company’s valuation methodologies;
◦Independently obtained third-party evidence of comparable market sales transactions from industry sources, including information about the transaction prices and features of the comparable market sales transactions;
◦Evaluated the reasonableness of the estimated replacement costs used in valuing the property;
◦Tested the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
November 24, 2020

We have served as the Company’s auditor since at least 1987; however, an earlier year could not be reliably determined.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 26, 2020	September 28, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$652,712	$497,749
Restricted cash	13,685	12,952
Accounts receivable, net	391,773	300,135
Inventories, net	439,615	466,197
Prepaid expenses and other	27,498	30,160
Total current assets	1,525,283	1,307,193
Plant, property and equipment, net	244,667	245,405
Goodwill	289,955	286,077
Other intangible assets, net	134,924	146,137
Operating lease right-of-use assets	115,882	—
Other assets	28,653	40,208
Total	$2,339,364	$2,025,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$205,234	$149,246
Accrued expenses	201,436	129,166
Current lease liabilities	33,495	—
Current portion of long-term debt	97	113
Total current liabilities	440,262	278,525
Long-term debt	693,956	693,037
Long-term lease liabilities	86,516	—
Deferred income taxes and other long-term obligations	40,956	57,281
Commitments and contingencies (Note 12)
Equity:
Common stock	113	115
Class A common stock	419	430
Class B stock	16	16
Additional paid-in capital	566,883	575,380
Retained earnings	510,781	421,742
Accumulated other comprehensive loss	(1,409)	(1,676)
Total Central Garden & Pet shareholders’ equity	1,076,803	996,007
Noncontrolling interest	871	170
Total equity	1,077,674	996,177
Total	$2,339,364	$2,025,020
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands, except per share amounts)
Net sales	$2,695,509	$2,383,010	$2,215,362
Cost of goods sold and occupancy	1,898,951	1,678,969	1,539,986
Gross profit	796,558	704,041	675,376
Selling, general and administrative expenses	598,581	551,973	508,040
Operating income	197,977	152,068	167,336
Interest expense	(44,016)	(42,614)	(39,196)
Interest income	4,027	9,554	3,145
Other (expense) income, net	(4,250)	243	(3,860)
Income before income taxes and noncontrolling interest	153,738	119,251	127,425
Income tax expense	32,218	26,604	3,305
Net income including noncontrolling interest	121,520	92,647	124,120
Net income (loss) attributable to noncontrolling interest	844	(139)	526
Net income attributable to Central Garden & Pet Company	$120,676	$92,786	$123,594
Net income per share attributable to Central Garden & Pet Company:
Basic	$2.23	$1.63	$2.39
Diluted	$2.20	$1.61	$2.32
Weighted average shares used in the computation of net income per share:
Basic	54,008	56,770	51,716
Diluted	54,738	57,611	53,341

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands)
Net income	$121,520	$92,647	$124,120
Other comprehensive income (loss):
Foreign currency translation	267	(458)	(267)
Total comprehensive income	121,787	92,189	123,853
Comprehensive income (loss) attributable to noncontrolling interests	844	(139)	526
Comprehensive income attributable to Central Garden & Pet Company	$120,943	$92,328	$123,327

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Central Garden & Pet Company
	(in thousands, except per share amounts)
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2017	12,160,023	$122	38,019,736	$380	1,652,262	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Amortization of share-based awards	—	—	—	—	—	—	9,252	—	—	9,252	—	9,252
Tax deficiency on exercise of stock options, net of tax benefit	—	—	—	—	—	—	—	—	—	—	—	—
Restricted share activity	(14,888)	(1)	48,180	—	—	—	(7,428)	—	—	(7,429)	—	(7,429)
Issuance of common stock	—	—	5,885,349	59	—	—	191,554	—	—	191,613	—	191,613
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,597)	(1,597)
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(267)	—	(267)
Net income	—	—	—	—	—	—	—	123,594	—	123,594	526	124,120
Balance, September 29, 2018	12,145,135	121	43,953,265	439	1,652,262	16	590,168	362,923	(1,218)	952,449	385	952,834
Amortization of share-based awards	—	—	—	—	—	—	10,459	—	—	10,459	—	10,459
Restricted share activity	—	—	437,035	4	—	—	(3,128)	—	—	(3,124)	—	(3,124)
Issuance of common stock	—	—	337,767	4	—	—	2,006	—	—	2,010	—	2,010
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(76)	(76)
Repurchase of stock	(601,166)	(6)	(1,759,574)	(17)	—	—	(24,125)	(33,967)	—	(58,115)	—	(58,115)
Other comprehensive loss	—	—	—	—	—	—	—	—	(458)	(458)	—	(458)
Net income	—	—	—	—	—	—	—	92,786	—	92,786	(139)	92,647
Balance, September 28, 2019	11,543,969	115	42,968,493	430	1,652,262	16	575,380	421,742	(1,676)	996,007	170	996,177
Amortization of share-based awards	—	—	—	—	—	—	12,619	—	—	12,619	—	12,619
Restricted share activity	—	—	242,436	2	—	—	(2,884)	—	—	(2,882)	—	(2,882)
Issuance of common stock	—	—	408,740	5	—	—	2,365	—	—	2,370	—	2,370
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(143)	(143)
Share conversion	39,888	—	—	—	(39,888)	—	—	—	—	—	—	—
Repurchase of stock	(247,499)	(2)	(1,763,043)	(18)	—	—	(20,597)	(31,637)	—	(52,254)	—	(52,254)
Other comprehensive loss	—	—	—	—	—	—	—	—	267	267	—	267
Net income	—	—	—	—	—	—	—	120,676	—	120,676	844	121,520
Balance, September 26, 2020	11,336,358	$113	41,856,626	$419	1,612,374	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$121,520	$92,647	$124,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,359	50,828	47,199
Amortization of deferred financing costs	1,873	1,832	1,748
Non-cash lease expense	35,025	—	—
Stock-based compensation	18,982	14,662	11,602
Deferred income taxes	(6,615)	6,659	(4,833)
Loss on disposal of property, plant and equipment	1,171	730	273
Asset impairments	3,566	—	—
Other	4,675	(570)	1,840
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(91,470)	1,485	(28,741)
Inventories	27,351	(3,696)	(15,087)
Prepaid expenses and other assets	4,683	(2,643)	(3,803)
Accounts payable	52,047	30,473	(1,163)
Accrued expenses	72,278	12,261	(20,096)
Other long-term obligations	(83)	306	1,053
Operating lease liabilities	(36,089)	—	—
Net cash provided by operating activities	264,273	204,974	114,112
Cash flows from investing activities:
Additions to property, plant and equipment	(43,055)	(31,577)	(37,845)
Businesses acquired, net of cash acquired	—	(41,161)	(91,244)
Payments for investments	(4,439)	(2,010)	(9,048)
Other investing activities	(612)	(1,515)	(2,745)
Net cash used in investing activities	(48,106)	(76,263)	(140,882)
Cash flows from financing activities:
Repayments on revolving line of credit	(200,000)	—	(23,000)
Borrowings on revolving line of credit	200,000	—	23,000
Repayments of long-term debt	(113)	(46,193)	(431)
Issuance of long-term debt	—	—	300,000
Proceeds from issuance of common stock, net of offering costs	—	—	195,631
Repurchase of common stock, including shares surrendered for tax withholding	(59,129)	(62,974)	(13,797)
Payments of contingent consideration	(227)	(170)	(253)
Distribution to noncontrolling interest	(143)	(76)	(1,597)
Payment of financing costs	(948)	(1,352)	(4,770)
Net cash (used in) provided by financing activities	(60,560)	(110,765)	474,783
Effect of exchange rate changes on cash and cash equivalents	89	(250)	(50)
Net increase in cash, cash equivalents and restricted cash	155,696	17,696	447,963
Cash, cash equivalents and restricted cash at beginning of year	510,701	493,005	45,042
Cash, cash equivalents and restricted cash at end of year	$666,397	$510,701	$493,005
Supplemental information:
Cash paid for interest	$43,892	$42,702	$36,664
Cash paid for income taxes – net of refunds	25,537	14,958	19,508
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	6,260	2,630	2,386
Liability for contingent performance-based payments	227	(685)	(2,888)
Shares of common stock repurchased but not settled	—	458	—
Operating lease right of use assets recognized at ASC 842 transition	111,298	—	—
Operating lease liabilities recognized at ASC 842 transition	115,376	—	—
Operating lease right of use assets recognized after ASC 842 transition	39,605	—	—
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 26, 2020,
September 28, 2019, and September 29, 2018
1. Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third-party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 each included 52 weeks.
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
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 was $12.5 million, $13.8 million and $12.2 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 was $88.5 million, $80.4 million and $70.1 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $37.0 million, $27.5 million and $29.7 million in fiscal 2020, 2019 and 2018, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $6.4 million for fiscal 2020, $4.2 million for fiscal 2019 and $2.3 million for fiscal 2018. In fiscal 2020, 2019 and 2018, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 218,000, 161,000 and 61,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2020 and 2019, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.1 million and $7.2 million, respectively.
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
In transitioning to the new territorial tax system, the Tax Reform Act required the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its fiscal 2018 taxable income. Such foreign earnings were subject to a one-time tax at 15.5% of the amount held in cash or cash equivalents and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the "transition tax", was estimated to be $0.3 million on foreign undistributed earnings of approximately $1.8 million.
While the Tax Reform Act provides for the full deduction of future foreign earnings (beyond the $1.8 million subject to the transition tax noted above) paid to U.S. parent corporations in the form of dividends, the Company continues to consider all such foreign earnings to be indefinitely reinvested overseas. The Tax Reform Act provided two new sections dealing with how all future foreign earnings are taxed. The first section deals with foreign earnings originating outside the United States, called Global Intangible Low Tax Income (GLTI), which annually taxes at 13.125% in the United States, foreign earnings above a 10% return on invested foreign assets. The second new section, Foreign-Derived Intangible Income (FDII) deals with benefiting U.S. exports by reducing the U.S. tax rate on FDII earnings from 21% to 13.125%. The Company derives the vast majority of its taxable income in the United States. While both GLTI and FDII are estimated to be immaterial to the Company, it is anticipated that FDII tax benefits will fully offset GLTI taxes in the coming years.
As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities, inclusive of a $0.2 million transition tax, in the three months ended December 30, 2017. Upon further

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
analysis and refinement of its calculations, the Company completed its remeasurement of deferred tax assets and liabilities and adjusted its provisional amount by recording an additional tax benefit of $5.2 million during its fiscal quarter ended September 29, 2018, for a total 2018 tax benefit of $21.5 million. No additional adjustments were required in fiscal 2019.
Cash, cash equivalents and restricted cash – The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of September 26, 2020, September 28, 2019 and September 29, 2018, respectively (in thousands).

	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands)
Cash and cash equivalents	$652,712	$497,749	$482,106
Restricted cash	13,685	12,952	10,899
Total cash, cash equivalents and restricted cash	$666,397	$510,701	$493,005

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.
Allowance for doubtful accounts – Trade accounts receivable are regularly evaluated for collectability based on past credit history with customers, their current financial condition and their expected deductions. See Note 5 – Allowance for Doubtful Accounts.
Inventories, which primarily consist of garden products and pet supplies finished goods, are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain other overhead costs. The amount of such costs capitalized to inventory is computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. See Note 6 – Inventories, net.
Land, buildings, improvements and equipment are stated at cost. Depreciation is computed by the straight-line method over 30 years for buildings. Improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the terms of the related leases. Depreciation on equipment and capitalized software is computed by the straight-line method over the estimated useful lives of three to 10 years. See Note 7 – Property and Equipment, Net.
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when the estimated fair value of the asset is less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no impairment losses recorded in fiscal 2018. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal 2020. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments – The Company owns membership interests ranging from 7% to 50% in eleven unconsolidated companies. The Company accounts for its interest in these entities using the equity method and in accordance with Accounting Standards Codification (ASC) 321 – Investments – Equity Securities. Equity method losses of $3.9 million in fiscal 2020, equity method income of $1.2 million in fiscal 2019 and equity method losses of $2.8 million in fiscal 2018 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $13.1 million at September 26, 2020 and $12.1 million at September 28, 2019 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 – Acquisitions.
Leases - Effective September 29, 2019, the Company adopted Accounting Standards Codification 842, Leases ("ASC 842"). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. On September 29, 2019, the Company began to record operating leases on its consolidated balance sheet. As of December 28, 2019, long-term operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities were presented separately in the consolidated balance sheets. Finance lease ROU assets continue to be presented in property, plant and equipment, net, and the related finance liabilities have been presented with current and long-term debt in the consolidated balance sheets.
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
Amortization of ROU lease assets is calculated on a straight-line basis over the lease term with the expense recorded in cost of sales or selling, general and administrative expenses, depending on the nature of the leased item. Interest expense is recorded over the lease term and is recorded in interest expense (based on a front-loaded interest expense pattern) for finance leases and is recorded in cost of sales or selling, general and administrative expenses (on a straight-line basis) for operating leases. All operating lease cash payments and interest on finance leases are recorded within cash flows from operating activities and all finance lease principal payments are recorded within cash flows from financing activities in the consolidated statements of cash flows. See Note 10 - Leases.
Insurance – The Company maintains insurance for certain risks, including workers’ compensation, general liability and automobile liability, and is self-insured for employee related health care benefits. The Company’s workers’ compensation, general liability and automobile liability insurance policies include deductibles of $250,000 to $350,000 per occurrence. The Company maintains excess loss insurance that covers any health care claims in excess of $750,000 per person per year. The Company establishes reserves for losses based on its claims experience and actuarial estimates of the ultimate loss amount inherent in the claims, including claims incurred but not yet reported. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.
Fair Value of Financial Instruments – At September 26, 2020 and September 28, 2019, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 – Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2020 was $19.0 million ($15.0 million after tax), fiscal 2019 was $14.7 million ($11.1 million after tax), and fiscal 2018 was $11.6 million ($8.4 million after tax). See Note 14 – Stock-Based Compensation for further information.
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
The Company adopted the new standard in the first quarter of fiscal 2020, on a modified retrospective basis using the optional transition method, and accordingly, has not restated comparative periods. Fiscal 2019 balances and related disclosures supporting those comparative period balances continue to be presented under ASC 840, "Leases." The new standard provides a number of optional practical expedients in transition. The Company elected the 'package of practical expedients,' which permit it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company elected not to recognize ROU assets and lease liabilities for short-term operating leases with terms of 12 months or less. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of approximately $111 million and $115 million, respectively, in the consolidated balance sheet, which included the reclassifications of amounts presented in comparative periods as deferred rent as a reduction of the ROU assets. The Company did not record an adjustment to beginning retained earnings associated with the adoption of this standard. Information on our current operating leases can be found in Note 10 - Leases.
Guarantor Financial Information
In March 2020, the Securities Exchange Commission (SEC) amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The guidance is effective for filings on or after January 4, 2021, with early adoption permitted. The Company early adopted these amendments for the quarter ended June 27, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the Parent Issuer subsidiaries and Guarantor subsidiaries, as well as no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, and a reconciliation to the consolidated results. Accordingly, summarized financial information has been presented for the Parent/Issuer subsidiaries and Guarantors on our senior notes for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the Notes to the Consolidated Financial Statements and moved to Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standards Not Yet Adopted

Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill and Intangible Assets
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Based on the Company's most recent annual goodwill impairment test performed as of June 28, 2020, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's consolidated financial statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 26, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,369	$1,369
Total liabilities	$—	$—	$1,369	$1,369

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
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
The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 26, 2020 and September 28, 2019:

Amount
(in thousands)
Balance as of September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments	227
Performance-based payments made	(6,227)
Balance as of September 26, 2020	$1,369
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There were no impairment losses recorded in fiscal 2018. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal 2020.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 26, 2020 and September 28, 2019 was $316.0 million and $307.1 million, respectively, compared to a carrying value of $296.6 million and $296.1 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair values of the Company’s 2023 Notes were $409.2 million and $414.6 million and as of September 26, 2020 and September 28, 2019, and the carrying values were $397.5 million, $396.7 million as of September 26, 2020 and September 28, 2019. The estimated fair values are based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions and Investments in Joint Ventures
Fiscal 2020
The Company did not make any acquisitions in fiscal 2020. The Company finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired in conjunction with its purchase of C&S Products in its first fiscal quarter of 2020. See below for the purchase price allocation.
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

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Current assets, net of cash and cash equivalents acquired	$9,794	$441	$10,235
Fixed assets	23,743	(3,786)	19,957
Goodwill	—	3,878	3,878
Other assets	5,081	(3,242)	1,839
Other intangible assets, net	—	2,810	2,810
Current liabilities	(2,137)	—	(2,137)
Long-term obligations	(6,457)	(101)	(6,558)
Net assets acquired, less cash and cash equivalents	$30,024	$—	$30,024

(1) As previously reported in the Company's Form 10-Q for the period ended December 28, 2019.

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
	(in thousands)
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
(1) As previously reported in the Company's Form 10-Q for the periods ended March 30, 2019 and June 29, 2019.
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
	(in thousands)
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
	(in thousands)
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
During fiscal 2020, the Company made investments ranging from an additional 3% to 30%, totaling $4.4 million, in two ventures, which are accounted for in accordance with ASC 321, Investments - Equity Securities. During fiscal 2019, the Company made investments up to 7%, totaling $2.0 million, in two ventures, which are accounted for in accordance with ASC 321. During fiscal 2018, the Company made investments ranging from 13% to 20% in three ventures. The Company invested a total of $9.0 million in these businesses, which are accounted for under ASC 321 and equity method of accounting.

4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 52% of the Company’s net sales for fiscal 2020, 49% for fiscal 2019 and 48% for fiscal 2018 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17% of the Company’s net sales in fiscal 2020 and approximately 16% in each of the fiscal years 2019 and 2018. The Company’s second largest customer in 2020 accounted for approximately 13% of the Company’s net sales in fiscal year 2020, 12% of the Company's net sales in the fiscal year 2019 and 11% in fiscal year 2018. The Company’s third largest customer in 2020 accounted for approximately 10% of the Company’s net sales in the fiscal year 2020, approximately 9% in fiscal year 2019 and approximately 8% in fiscal 2018, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 26, 2020 and September 28, 2019, accounts receivable from the Company’s top five customers comprised approximately 53% and 46%, respectively, of the Company’s total accounts receivable, including 13% and 11% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 7%, 6% and 8% of the Company’s cost of goods sold in fiscal years 2020, 2019 and 2018, respectively, were derived from products purchased from the Company’s five largest suppliers.

5. Allowance for Doubtful Accounts
The allowance for doubtful accounts includes reserves for collectability determined by past credit history with customers, their current financial condition and their expected deductions.
Changes in the allowance for doubtful accounts are summarized below:

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Reclassification of Product Return Reserve	Balances at End of Period
	(in thousands)
Fiscal Year Ended September 29, 2018	21,436	2,132	557	—	24,125
Fiscal Year Ended September 28, 2019	24,125	6,906	(3,438)	(6,465)	21,128
Fiscal Year Ended September 26, 2020	21,128	6,771	(238)	—	27,661
The allowance for doubtful accounts includes reserves for expected returns of $6.5 million as of September 29, 2018. The Company began recording reserves for expected returns as part of accrued expenses on the consolidated balance sheet upon its adoption of ASC Topic 606. Accordingly, $6.5 million was reclassified out of the allowance for doubtful accounts at the beginning of the Company's first fiscal quarter of 2019.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	September 26, 2020	September 28, 2019
	(in thousands)
Raw materials	$152,692	$145,331
Work in progress	49,312	51,154
Finished goods	218,847	255,870
Supplies	18,764	13,842
Total inventories, net	$439,615	$466,197

7. Property and Equipment, Net
Property and equipment consists of the following:

	September 26, 2020	September 28, 2019
	(in thousands)
Land	$17,370	$17,396
Buildings and improvements	180,260	179,398
Transportation equipment	10,522	9,651
Machine and warehouse equipment	270,857	255,943
Capitalized software	117,073	116,353
Office furniture and equipment	30,520	30,016
Assets under construction	22,421	15,574
	649,023	624,331
Accumulated depreciation and amortization	(404,356)	(378,926)
	$244,667	$245,405
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $55.4 million, $50.8 million and $47.2 million for fiscal 2020, 2019 and 2018, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018:

	Garden Products Segment	Pet Products Segment	Total
	(in thousands)
Balance as of September 30, 2017
Goodwill	$219,056	$446,780	$665,836
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
Balance as of	5,473	250,802	256,275
Additions in fiscal 2018	7,415	17,487	24,902
Write off related to sale of business	—	—	—
Balance as of September 29, 2018
Goodwill	226,471	464,267	690,738
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	268,289	281,177
Additions in fiscal 2019	4,900	—	4,900
Balance as of September 28, 2019
Goodwill	231,371	464,267	695,638
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	17,788	268,289	286,077
Additions in fiscal 2020	—	3,878	3,878
Balance as of September 26, 2020
Goodwill	231,371	468,145	699,516
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$17,788	$272,167	$289,955
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
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2020 and fiscal 2019, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment in each fiscal year and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts in each fiscal year, and accordingly, no further testing of goodwill was required in fiscal 2020 and 2019.
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.6)	$—	$3.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.6)	(26.0)	47.6
Customer-related intangible assets – amortizable	140.3	(64.1)	(2.5)	73.7
Other acquired intangible assets – amortizable	26.0	(18.2)	—	7.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.2)	(1.2)	13.6
Total other intangible assets	$264.6	$(99.9)	$(29.8)	$134.9
September 28, 2019
Marketing-related intangible assets – amortizable	$19.7	$(16.3)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	90.3	(16.3)	(26.0)	48.0
Customer-related intangible assets – amortizable	138.4	(53.3)	(2.5)	82.6
Other acquired intangible assets – amortizable	26.0	(16.4)	—	9.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.4)	(1.2)	15.5
Total other intangible assets	$261.8	$(86.0)	$(29.7)	$146.1
September 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.2)	$—	$4.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.2)	(26.0)	49.0
Customer-related intangible assets – amortizable	128.3	(42.5)	—	85.8
Other acquired intangible assets – amortizable	25.4	(14.5)	—	10.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(14.5)	(1.2)	17.5
Total other intangible assets	$250.7	$(71.2)	$(27.2)	$152.3
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of the remaining 55% interest in Arden Companies in the second quarter of fiscal 2019 and C&S Products in the third quarter of fiscal 2019, the Company acquired approximately $1.9 million of marketing related intangible assets and $11.8 million of customer related intangible assets. See Note 3 – Acquisitions.

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
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company's amortizable intangible assets may not be recoverable were not present in fiscal 2018, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. Factors indicating the carrying value of the Company's amortizable intangible assets may not be recoverable were not present in fiscal 2020, and accordingly, no impairment testing was performed on these assets.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted-average remaining lives of three years for marketing-related intangibles, 8 years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $14.0 million, $14.5 million and $12.7 million, for fiscal 2020, 2019 and 2018, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2021 through fiscal 2025.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Leases
The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 10 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1 – Basis of Presentation, Leases, for more information about the Company's lease accounting policies.
Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of September 26, 2020
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$115.9
Current lease liabilities	Current operating lease liabilities	$33.5
Non-current lease liabilities	Long-term operating lease liabilities	86.5
Total operating lease liabilities		$120.0
Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.3
Current lease liabilities	Current portion of long-term debt	$0.1
Non-current lease liabilities	Long-term debt	0.1
Total finance lease liabilities		$0.2
Components of lease cost were as follows:

Fiscal Year Ended September 26, 2020
(in millions)
Operating lease cost	$39.1
Finance lease cost:
Amortization of right-of-use assets	0.1
Interest on lease liabilities	—
Total finance lease cost	$0.1

Short-term lease cost	3.7
Variable lease cost	7.7

Total lease cost	$50.6

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

Fiscal Year Ended September 26, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36.1
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$0.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39.6
Finance leases	$—
Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

As of September 26, 2020
(in millions)
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	2.0

Weighted-average discount rate:
Operating leases	3.43%
Finance leases	4.80%
Future non-cancelable lease payments under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect September 29, 2019 were as follows:

	As of September 26, 2020		As of September 28, 2019
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
Fiscal Year	(in millions)
2020	$—	$—	$38.0
2021	$36.6	$0.1	$29.3
2022	30.6	0.1	21.8
2023	20.1	—	11.3
2024	14.7	—	7.9
2025	11.1	—	—
Thereafter	17.5	—	20.7
Total future undiscounted lease payments	$130.6	$0.2	$129.0
Less imputed interest	(10.6)	—
Total reported lease liability	$120.0	$0.2
Rental expense associated with the Company's leases was $41.7 million for fiscal 2019 and $35.4 million for fiscal 2018 and is included in cost of goods sold and occupancy or selling, general and administrative expenses in the Company's consolidated statements of operations.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Long-Term Debt
Long-term debt consists of the following:

	September 26, 2020	September 28, 2019
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000
Unamortized debt issuance costs	(6,142)	(7,158)
Net carrying value	693,858	692,842
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024	—	—
Other notes payable	195	308
Total	694,053	693,150
Less current portion	(97)	(113)
Long-term portion	$693,956	$693,037
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
The 2028 Notes require semiannual interest payments on February 1 and August 1, which commenced on August 1, 2018. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries who are borrowers under or guarantors of Central's senior secured revolving credit facility or who guarantee the 2023 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 26, 2020.
$400 million 6.125% Senior Notes
On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the "2023 Notes"). In December 2015, the Company used the net proceeds from the offering, together with available cash, to redeem its $400 million aggregate principal amount of 8.25% senior subordinated notes due March 2018 ("2018 Notes") at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering. The 2023 Notes were unsecured senior obligations and were subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.
The Company incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs were being amortized over the term of the 2023 Notes.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2023 Notes require semiannual interest payments on May 15 and November 15. The 2023 Notes were unconditionally guaranteed on a senior basis by each of the Company’s existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central’s senior secured revolving credit facility. The 2023 Notes were unsecured senior obligations and are subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.
The Company could redeem some or all of the 2023 Notes, at its option, at any time on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes had the right to require the Company to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contained customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 26, 2020.
Issuance of $500 million 4.125% Senior Notes
Subsequent to Central's fiscal year ended September 26, 2020, on October 16, 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Amended Credit Facility. Central used the net proceeds from the offering to redeem its outstanding 2023 Notes at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes. See Note 20 - Subsequent Events.
Asset-Based Loan Facility Amendment
On September 27, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Amended Credit Facility”). The Amended Credit Facility amends and restates the previous credit agreement dated April 22, 2016 and continues to provide up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on September 27, 2024. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of September 26, 2020. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. As of September 26, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.4 million outstanding as of September 26, 2020.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00% and 1.50%, and was 1.25% as of September 26, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00% and 0.50%, and was 0.25% as of September 26, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of September 26, 2020, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.4%.
The Company incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended September 26, 2020.
The scheduled principal repayments on long-term debt as of September 26, 2020 are as follows:

	(in thousands)
Fiscal year:
2021	$97
2022	80
2023	18
2024	400,000	(1)
2025	—
Thereafter	300,000
Total	$700,195	(2)

(1)Subsequent to September 26, 2020, the Company repaid the $400 million aggregate principal amount of its 2023 Notes in conjunction with the issuance of its 2030 Notes. See Note 20 - Subsequent Events.
(2)Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes and 2028 Notes of $6.1 million as of September 26, 2020, of which, $2.5 million is amortizable until November 2023, and $3.4 million is amortizable until February 2028 and is included in the carrying value. In conjunction with the repayment of the $400 million aggregate principal amount of its 2023 Notes subsequent to September 26, 2020, the Company wrote off the $2.5 million of unamortized deferred financing costs related to the 2023 Notes.
12. Commitments and Contingencies
Commitments
Letters of credit – The Company had $2.4 million of outstanding letters of credit related to normal business transactions at September 26, 2020. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $13.7 million and $13.0 million as of September 26, 2020 and September 28, 2019, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
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
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company has filed its notice of appeal and the plaintiffs have cross-appealed. The Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
During fiscal 2013, the Company received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are continuing; however, the ultimate resolution and impact on the Company's consolidated financial statements is uncertain.
In November 2019, the DMC business unit in the Company's Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 - $40 million. In April 2020, DMC experienced an additional fire in the same leased property in Athens, Texas, which resulted in inventory and property-related losses estimated to be approximately $10 million.
As of September 26, 2020, the Company had approximately $10 million of cost in excess of insurance proceeds related to these losses recorded on its balance sheet. The Company currently believes its insurance coverage is sufficient to cover the remaining asset-related losses as well as the business interruption loss associated with these events.
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
13. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands)
Current:
Federal	$33,775	$17,048	$5,728
State	5,063	2,728	2,319
Foreign	(5)	169	91
Total	38,833	19,945	8,138
Deferred:
Federal	(6,019)	4,278	(3,676)
State	(582)	2,380	(1,162)
Foreign	(14)	1	5
Total	(6,615)	6,659	(4,833)
Total	$32,218	$26,604	$3,305

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018

Statutory federal income tax rate	21.0%	21.0%	24.5%
State income taxes, net of federal benefit	2.3	4.3	0.9
Other permanent differences	—	0.7	(0.1)
Adjustment of prior year accruals	(0.2)	(0.6)	—
Credits	(0.6)	(0.9)	(0.8)
Rate change – Tax reform	—	—	(16.9)
Stock based compensation	(1.4)	(1.6)	(5.4)
Other	(0.1)	(0.6)	0.4
Effective income tax rate	21.0%	22.3%	2.6%
Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 26, 2020		September 28, 2019
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$6,618	$—	$5,029	$—
Inventory write-downs	8,624	—	8,374	—
Prepaid expenses	—	1,603	—	2,060
Nondeductible reserves	9,484	—	3,968	—
State taxes	505	—	39	—
Employee benefits	12,913	—	5,704	—
Depreciation and amortization	—	85,302	—	77,901
Equity loss	2,047	—	884	—
State net operating loss carryforward	5,652	—	6,579	—
Stock based compensation	4,743	—	3,538	—
State credits	2,732	—	2,819	—
Other	1,774	—	4,774	—
Valuation allowance	(7,124)	—	(7,179)	—
Total	$47,968	$86,905	$34,529	$79,961
The Company has state tax net operating losses of $97.7 million, which expire at various times between 2020 and 2040, and foreign losses of $4.8 million, of which $4.7 million do not expire, and $0.1 million which expire in 2029.
The Company has state income tax credits of $3.5 million, which expire at various times beginning in 2020 through 2040. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $7.1 million and $7.2 million (net of federal impact) at September 26, 2020 and September 28, 2019, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 26, 2020 and September 28, 2019, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 26, 2020 and September 28, 2019:

(in thousands)
Balance as of September 29, 2018	$518
Increases related to prior year tax positions	8
Increases related to current year tax positions	81
Decreases related to prior year tax positions	—
Settlements	(124)
Decreases related to lapse of statute of limitations	—
Balance as of September 28, 2019	$483
Increases related to prior year tax positions	—
Increases related to current year tax positions	80
Decreases related to prior year tax positions	—
Settlements	—
Decreases related to lapse of statute of limitations	(236)
Balance as of September 26, 2020	$327
As of September 26, 2020, unrecognized income tax benefits totaled approximately $0.3 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2017 forward and in various state taxing authorities generally from fiscal year ended 2016 forward.
The Company believes there is a reasonable chance that its unrecognized tax benefits will decrease by less than $0.1 million within the next twelve months.
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
There are a total of 5.8 million shares of Common Stock, 19.7 million shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003 Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock.
The Company has a Nonemployee Director Equity Incentive Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to 20,000 divided by such fair market value. In October 2020, the Director Plan was amended such that the number of shares of restricted stock granted to each independent director would be equal to 70,000 divided by the fair market value of the Company's common stock on the date of each annual meeting of shareholders.
As of September 26, 2020, there were approximately 4.1 million shares of Class A Common Stock, no shares of Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 9.9 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.
Stock Option Awards
The Company recognized stock-based compensation expense of $19.0 million, $14.7 million, and $11.6 million for the years ended September 26, 2020, September 28, 2019 and September 29, 2018, respectively, as a component of selling, general and administrative

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expenses. Share-based compensation expense in fiscal 2020, 2019 and 2018 consisted of $5.1 million, $4.5 million, and $3.9 million, respectively, for stock options, and $7.5 million, $6.0 million and $5.4 million, respectively, for stock awards. Share-based compensation expense in fiscal 2020, 2019 and 2018 also includes $6.4 million, $4.2 million and $2.3 million, respectively, for the Company’s 401(k) matching contributions.
During fiscal 2020, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2020 vest in four annual installments commencing approximately one year from the date of grant and expire approximately 6 years after the grant date.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant 3.7 years in fiscal 2020, 2019 and 2018; stock price volatility, 32.6% in fiscal 2020, 30.4% in fiscal 2019, and 31.6% in fiscal 2018; risk free interest rates, 1.4% in fiscal 2020, 2.5% in fiscal 2019 and 2.4% in 2018; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 26, 2020:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 28, 2019	2,549	$25.32	4 years	$12,498
Granted	1,190	$29.25
Exercised	(581)	$15.64
Canceled or expired	(137)	$30.56
Outstanding at September 26, 2020	3,021	$28.46	4 years	$19,039
Exercisable at September 29, 2018	636	$16.35	3 years	10,731
Exercisable at September 28, 2019	957	$21.08	3 years	8,589
Exercisable at September 26, 2020	1,016	26.41	3 years	8,533
Expected to vest after September 26, 2020	1,863	27.87	5 years	9,762
The prices of options to purchase shares of common stock and Class A common stock outstanding at September 26, 2020, September 28, 2019 and September 29, 2018 were between $10.63 to $38.10 per share, $8.56 to $38.10 per share and $6.43 to $38.10 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 was $7.60, $7.28 and $9.80, respectively. The total intrinsic value of options exercised during the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 was $9.9 million, $6.7 million, and $16.6 million, respectively.
As of September 26, 2020, there was $12.3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of three years.
Restricted Stock Awards
As of September 26, 2020 and September 28, 2019, there were approximately 1.1 million and 1.1 million, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2020 and 2019 generally vest within four or five years from the date of grant.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock award activity during the period ended September 26, 2020 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 28, 2019	1,083	$26.60
Granted	334	$28.68
Vested	(250)	$21.14
Forfeited	(44)	$25.91
Nonvested at September 26, 2020	1,123	$28.45
As of September 26, 2020, there was $22.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
15. Shareholders’ Equity
At September 26, 2020 and September 28, 2019, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,336,358 and 11,543,969, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 41,856,626 and 42,968,493, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,612,374 and 1,652,262 were outstanding at September 26, 2020 and September 28, 2019. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 26, 2020 and September 28, 2019.
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
During fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time, which was fully utilized in the fourth quarter of fiscal 2019. In August 2019, the Company's Board of Directors authorized a new share repurchase program to purchase up to $100 million of its common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 26, 2020, the Company had $100 million remaining under its 2019 Repurchase Authorization. During fiscal 2020, the Company repurchased approximately 0.2 million shares of its voting common stock (CENT) on the open market at an aggregate cost of approximately $6.6 million, or approximately $26.63 per share, and approximately 1.8 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $45.7 million, or $25.90 per share.
In February 2019, the Board of Directors authorized the Company to make supplemental purchases to minimize dilution resulting from issuances under its equity compensation plans (the "Equity Dilution Authorization"). In addition to the Company's regular share repurchase program, it is permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 26, 2020, the Company had authorization remaining from the fiscal 2019 and 2018 equity plan activity to repurchase up to 0.7 million shares under its Equity Dilution Authorization.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Earnings Per Share
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 26, 2020			Fiscal Year Ended September 28, 2019			Fiscal Year Ended September 29, 2018
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$120,676	54,008	$2.23	$92,786	56,770	$1.63	$123,594	51,716	$2.39
Effect of dilutive securities:
Options to purchase common stock		316	(0.01)		509	(0.01)		996	(0.05)
Restricted shares		414	(0.02)		332	(0.01)		629	(0.02)
Diluted EPS:
Net income available to common shareholders	$120,676	54,738	$2.20	$92,786	57,611	$1.61	$123,594	53,341	$2.32
For fiscal 2020, options to purchase 1.0 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
17. Quarterly Financial Data – Unaudited

	Fiscal 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$482,828	$703,229	$833,483	$675,969
Gross profit	131,266	207,117	262,060	196,115
Net income (loss) attributable to Central Garden & Pet Company	(4,417)	42,704	68,800	13,589
Net income (loss) per share:
Basic	$(0.08)	$0.79	$1.29	$0.25
Diluted	$(0.08)	$0.78	$1.27	$0.25
Weighted-average common shares outstanding:
Basic	54,755	54,281	53,441	53,619
Diluted	54,755	54,952	54,168	54,515

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$461,990	$673,701	$706,575	$540,744
Gross profit	130,182	206,051	219,284	148,524
Net income attributable to Central Garden & Pet Company	1,803	42,391	46,152	2,440
Net income per share:
Basic	$0.03	$0.74	$0.81	$0.04
Diluted	$0.03	$0.73	$0.80	$0.04
Weighted-average common shares outstanding:
Basic	56,903	57,050	57,319	56,017
Diluted	58,001	58,026	57,985	56,618

18. Transactions with Related Parties
During fiscal 2020, 2019 and 2018, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $31.3 million, $32.5 million and $51.1 million for fiscal years 2020, 2019 and 2018, respectively. Amounts due from CPI as of September 26, 2020 and September 28, 2019 were $0.9 million and $0.3 million, respectively.
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
The Pet segment consists of DMC, K&H Manufacturing, Four Paws Products, TFH Publications, Kaytee, C&S Products, Aquatics, Interpet, IMS, Pets International, Breeder’s Choice, Life Sciences and Segrest. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, food, live fish and small animals principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores, as well as through eCommerce. The Garden segment consists of Pennington Seed, Hydro Organics, AMBRANDS, Lilly Miller, the Pottery Group, Bell Nursery, Arden Companies and Gulfstream. Products manufactured, designed and sourced, grown or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, terra cotta pottery, live plants, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.
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

Category	2020	2019	2018
	(in millions)
Other pet products	$705.2	$613.4	$606.7
Other garden products	607.6	560.8	445.7
Other manufacturers' products	600.7	504.5	454.3
Dog & cat products	502.1	452.1	445.1
Controls & fertilizer products	279.9	252.2	263.6
Total	$2,695.5	$2,383.0	$2,215.4
See Note 4 – Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below:

	Fiscal Year Ended
	September 26, 2020	September 28, 2019		September 29, 2018
	(in thousands)
Net sales:
Pet segment	$1,562,160	$1,384,686		$1,340,899
Garden segment	1,133,349	998,324		874,463
Total	$2,695,509	$2,383,010		$2,215,362
Operating income (loss):
Pet segment	$154,190	$122,727	(1)	$140,353
Garden segment	132,592	102,170		95,551
Corporate	(88,805)	(72,829)		(68,568)
Total	197,977	152,068		167,336
Interest expense	(44,016)	(42,614)		(39,196)
Interest income	4,027	9,554		3,145
Other income (expense), net	(4,250)	243		(3,860)
Income before income taxes and noncontrolling interest	153,738	119,251		127,425
Income tax expense	32,218	26,604		3,305
Net income including noncontrolling interest	121,520	92,647		124,120
Net income (loss) attributable to noncontrolling interest	844	(139)		526
Net income attributable to Central Garden & Pet Company	$120,676	$92,786		$123,594
Assets:
Pet segment	$813,416	$734,380		$683,938
Garden segment	545,886	463,889		407,483
Corporate and eliminations	980,062	826,751		815,788
Total	$2,339,364	$2,025,020		$1,907,209
Depreciation and amortization:
Pet segment	$35,186	$32,803		$29,889
Garden segment	13,520	11,959		8,744
Corporate	6,653	6,066		8,566
Total	$55,359	$50,828		$47,199
Expenditures for long-lived assets:
Pet segment	$28,270	$20,793		$26,979
Garden segment	11,013	9,068		8,016
Corporate	3,772	1,716		2,850
Total	$43,055	$31,577		$37,845
Noncontrolling interest is associated with the Garden segment.
(1) Includes a $2.5 million impairment charge in fiscal 2019.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Subsequent Events

Issuance of $500 million 4.125% Senior Notes due 2030
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's senior secured revolving credit facility or guarantee Central's other debt. Central used the net proceeds to redeem all of its outstanding 6.125% senior notes due 2023 ("2023 Notes") at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes. As a result of the Company's redemption of the 2023 Notes, it will recognize a charge in its fiscal 2021 first quarter of approximately $6.1 million related to the payment of the call premium and a $2.5 million non-cash charge for the write-off of unamortized financing costs in interest expense. The Company incurred approximately $8 million in financing costs associated with this issuance that will be amortized over the term of the 2030 Notes.
Breeder's Choice Transaction
In October 2020, Central agreed to the sale of its Breeder's Choice business unit, a manufacturer of branded and private label natural pet food, in order to focus on businesses that more closely align with the Company's strategy. The transaction is subject to certain conditions and Central expects to finalize the transaction in December 2020.