Form 10-Q
period 2020-12-26
CENTRAL GARDEN & PET CO
filed 2021-02-04
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2021	11,336,358
Class A Common Stock Outstanding as of January 31, 2021	42,219,410
Class B Stock Outstanding as of January 31, 2021	1,612,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 26, 2020, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•our ability to successfully manage the impact of COVID-19 on our business, including but not limited to, the impact on our workforce, operations, fill rates, supply chain, demand for our products and services, and our financial results and condition;
•the potential for future reductions in demand for product categories, which benefited from the COVID-19 pandemic;
•the success of our new Central to Home strategy;

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
•risks associated with our acquisition strategy, including our ability to successfully integrate our recently announced     acquisitions;
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
•the voting power associated with our Class B stock; and
•the impact of new accounting regulations and the U.S. Tax Cuts and Jobs Act on the Company's tax rate.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	December 26, 2020	December 28, 2019	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$608,285	$445,813	$652,712
Restricted cash	13,670	12,990	13,685
Accounts receivable (less allowances of $30,951, $21,257 and $27,661)	322,806	268,229	391,773
Inventories, net	574,878	556,479	439,615
Prepaid expenses and other	28,074	37,569	27,498
Total current assets	1,547,713	1,321,080	1,525,283
Plant, property and equipment, net	252,157	241,795	244,667
Goodwill	289,955	289,854	289,955
Other intangible assets, net	131,557	145,153	134,924
Operating lease right-of-use assets	115,833	105,277	115,882
Other assets	108,884	31,998	28,653
Total	$2,446,099	$2,135,157	$2,339,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$216,991	$184,659	$205,234
Accrued expenses	189,290	124,774	201,436
Current lease liabilities	34,834	34,320	33,495
Current portion of long-term debt	97	107	97
Total current liabilities	441,212	343,860	440,262
Long-term debt	788,921	693,329	693,956
Long-term lease liabilities	85,729	75,283	86,516
Deferred income taxes and other long-term obligations	43,224	49,513	40,956
Equity:
Common stock, $0.01 par value: 11,336,358, 11,484,297 and 11,336,358 shares outstanding at December 26, 2020, December 28, 2019 and September 26, 2020	113	115	113
Class A common stock, $0.01 par value: 42,171,329, 42,289,882 and 41,856,626 shares outstanding at December 26, 2020, December 28, 2019 and September 26, 2020	422	423	419
Class B stock, $0.01 par value: 1,612,374, 1,647,922 and 1,612,374 shares outstanding at December 26, 2020, December 28, 2019 and September 26, 2020	16	16	16
Additional paid-in capital	570,678	570,117	566,883
Retained earnings	516,394	403,693	510,781
Accumulated other comprehensive loss	(1,032)	(1,240)	(1,409)
Total Central Garden & Pet Company shareholders’ equity	1,086,591	973,124	1,076,803
Noncontrolling interest	422	48	871
Total equity	1,087,013	973,172	1,077,674
Total	$2,446,099	$2,135,157	$2,339,364
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	December 26, 2020	December 28, 2019
Net sales	$592,230	$482,828
Cost of goods sold and occupancy	426,811	351,562
Gross profit	165,419	131,266
Selling, general and administrative expenses	138,379	129,201
Operating income	27,040	2,065
Interest expense	(20,975)	(10,641)
Interest income	206	2,004
Other income	752	305
Income (loss) before income taxes and noncontrolling interest	7,023	(6,267)
Income tax expense (benefit)	1,381	(1,728)
Income (loss) including noncontrolling interest	5,642	(4,539)
Net income (loss) attributable to noncontrolling interest	29	(122)
Net income (loss) attributable to Central Garden & Pet Company	$5,613	$(4,417)
Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.10	$(0.08)
Diluted	$0.10	$(0.08)
Weighted average shares used in the computation of net income (loss) per share:
Basic	53,734	54,755
Diluted	54,686	54,755
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	December 26, 2020	December 28, 2019
Income (loss) including noncontrolling interest	$5,642	$(4,539)
Other comprehensive income:
Foreign currency translation	377	436
Total comprehensive income (loss)	6,019	(4,103)
Comprehensive income (loss) attributable to noncontrolling interest	29	(122)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$5,990	$(3,981)
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 26, 2020	December 28, 2019
Cash flows from operating activities:
Net income (loss)	$5,642	$(4,539)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	12,915	13,140
Amortization of deferred financing costs	475	446
Non-cash lease expense	9,087	8,513
Stock-based compensation	4,669	4,152
Debt extinguishment costs	8,577	—
Loss on sale of business	2,611	—
Deferred income taxes	973	1,890
Gain on sale of property and equipment	(664)	(8)
Other	210	474
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	68,929	32,173
Inventories	(137,635)	(89,327)
Prepaid expenses and other assets	(1,362)	(8,065)
Accounts payable	10,134	35,700
Accrued expenses	(13,393)	(4,422)
Other long-term obligations	1,437	115
Operating lease liabilities	(8,720)	(8,264)
Net cash used by operating activities	(36,115)	(18,022)
Cash flows from investing activities:
Additions to plant, property and equipment	(14,661)	(9,877)
Payments to acquire companies, net of cash acquired	(80,887)	—
Proceeds from the sale of business	2,400	—
Investments	—	(424)
Other investing activities	(223)	(75)
Net cash used in investing activities	(93,371)	(10,376)
Cash flows from financing activities:
Repayments of long-term debt	(400,024)	(31)
Proceeds from issuance of long-term debt	500,000	—
Premium paid on extinguishment of debt	(6,124)	—
Repurchase of common stock, including shares surrendered for tax withholding	(871)	(23,054)
Payment of contingent consideration liability	(110)	(77)
Distribution to noncontrolling interest	(478)	—
Payment of financing costs	(8,031)	(869)
Net cash provided (used) by financing activities	84,362	(24,031)
Effect of exchange rate changes on cash and cash equivalents	682	531
Net decrease in cash, cash equivalents and restricted cash	(44,442)	(51,898)
Cash, cash equivalents and restricted cash at beginning of period	666,397	510,701
Cash, cash equivalents and restricted cash at end of period	$621,955	$458,803
Supplemental information:
Cash paid for interest	$13,180	$12,944
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 26, 2020
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 26, 2020 and December 28, 2019, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three months ended December 26, 2020 and December 28, 2019 and the condensed consolidated statements of cash flows for the three months ended December 26, 2020 and December 28, 2019 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
For the Company’s foreign business in the United Kingdom, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 26, 2020 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2020 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2020 balance sheet presented herein was derived from the audited financial statements.
Change in Segment Components
During the first quarter of fiscal year 2021, the Company began reporting the results of its outdoor cushion operations in the Pet segment as a result of a change in internal management reporting lines due to potential synergies in sourcing, manufacturing and innovation and to be consistent with the reporting of financial information used to assess performance and allocate resources. These operations were previously reported in the Garden segment and are now managed and reported in the Pet segment. All prior period segment disclosures have been recast to reflect this segment change.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 26, 2020, December 28, 2019 and September 26, 2020, respectively.

	December 26, 2020	December 28, 2019	September 26, 2020
	(in thousands)
Cash and cash equivalents	$608,285	$445,813	$652,712
Restricted cash	13,670	12,990	13,685
Total cash, cash equivalents and restricted cash	$621,955	$458,803	$666,397

Allowance for Credit Losses and Customer Allowances

The Company’s trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses, as well as allowances for contractual customer deductions accounted for as variable consideration. Under the guidance found in ASC Topic 326, the “expected credit loss” model replaces the previous incurred loss model and requires consideration of a broader range of information to estimate expected credit losses over the lives of the Company’s trade accounts receivable. The Company’s prior methodology for estimating credit losses on its trade accounts receivable did not differ significantly from the new requirements of Topic 326.

The Company maintains an allowance for credit losses related to its trade accounts receivable for future expected credit losses for the inability of its customers to make required payments. The Company estimates the allowance based upon historical bad debts, current customer receivable balances and the customer’s financial condition. The allowance is adjusted to reflect changes in current and forecasted macroeconomic conditions. The Company’s estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic, which did not significantly impact its allowance.

Revenue Recognition
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (less than 1% of consolidated net sales) from third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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

Leases
The Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Long-term operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities are presented separately in the condensed consolidated balance sheets. Finance lease ROU assets are presented in property, plant and equipment, net, and the related finance liabilities are presented with current and long-term debt in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets measured at amortized cost, including trade receivables. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider when developing its expected credit loss estimate for assets measured at amortized cost. The Company adopted the standard as of September 27, 2020, and the adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures. Additionally, there have been no significant changes to the Company's accounting policies as disclosed in the Company's fiscal 2020 Form 10-K as a result of the adoption of this new accounting guidance.
Goodwill and Intangible Assets
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard as of September 27, 2020 on a prospective basis, and the adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this guidance as of September 27, 2020 on a prospective basis. Based on the Company's most recent annual goodwill impairment test performed as of July 1, 2020, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, the adoption of this ASU did not have an impact on the Company's condensed consolidated financial statements and related disclosures.

Fair Value Disclosures
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted this standard as of September 27, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company in its first quarter of fiscal 2022 and would require the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings, if applicable. The Company is currently evaluating the impact that ASU 2019-12 may have on its condensed consolidated financial statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 26, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,227	$1,227
Total liabilities	$—	$—	$1,227	$1,227

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 28, 2019:

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

(a)The fair values of the Company's contingent consideration liabilities from previous business acquisitions are considered "Level 3" measurements because the Company uses various estimates in the valuation models to project timing and amount of future contingent payments. The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015 and future performance-based contingent payments for Segrest, Inc., acquired in October 2016. In December 2019, performance-based criteria associated with the $6 million contingent consideration liability related to Segrest, Inc. were met and accordingly, the entire amount was released out of an independent escrow account to the former owners as of December 28, 2019. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended December 26, 2020 and December 28, 2019:

Amount
(in thousands)
Balance September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(32)
Performance-based payments	(110)
Balance December 26, 2020	$1,227

Amount
(in thousands)
Balance September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	31
Performance-based payments	(6,077)
Balance December 28, 2019	$1,323
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 26, 2020 and December 28, 2019, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of December 26, 2020 was $522.1 million, compared to a carrying value of $492.1 million.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 26, 2020, December 28, 2019 and September 26, 2020 was $318.1 million, $312.2 million and $316.0 million, respectively, compared to a carrying value of $296.7 million, $296.2 million and $296.6 million, respectively.

In November 2020, the Company redeemed $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”) at a price of 101.531%. The estimated fair value of the Company’s 2023 Notes as of December 28, 2019 and September 26, 2020 was $413.8 million and $409.2 million, respectively, compared to a carrying value of $397.0 million and $397.5 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Acquisitions and Divestitures

Acquisition
DoMyOwn
In December 2020, the Company acquired DoMyOwn, a leading online retailer of professional-grade control products in the United States, for approximately $83 million. The acquisition strengthens the Company's position in the control products category and adds a leading online platform for eCommerce fulfillment and digital capabilities. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $80 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of December 26, 2020. The financial results of DoMyOwn have been included in the results of operations within the Garden segment since the date of acquisition.
Divestiture
Breeder's Choice
In December 2020, the Company completed the sale of certain assets of its Breeder's Choice business unit. Prior to the sale of Breeder's Choice assets, the Company recognized the financial results of the business unit in its Pet Segment. The Company received cash proceeds of $2.4 million and sold approximately $4.7 million of current and long-term net assets. The Company recognized a loss on the sale of the Breeder's Choice business unit of approximately $2.6 million during the three months ended December 26, 2020 as part of selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	December 26, 2020	December 28, 2019	September 26, 2020
	(in thousands)
Raw materials	$167,135	$156,464	$152,692
Work in progress	58,175	68,489	49,312
Finished goods	335,086	314,213	218,847
Supplies	14,482	17,313	18,764
Total inventories, net	$574,878	$556,479	$439,615

5.    Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 26, 2020 and December 28, 2019. The Company recorded approximately $3.8 million of goodwill in its Pet segment during the three months ended December 28, 2019 as part of its finalization of the allocation of the purchase price paid for C&S Products.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.8)	$—	$2.8
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.8)	(26.0)	47.4
Customer-related intangible assets – amortizable	140.3	(66.8)	(2.5)	71.0
Other acquired intangible assets – amortizable	26.0	(18.7)	—	7.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.7)	(1.2)	13.2
Total other intangible assets	$264.6	$(103.3)	$(29.8)	$131.6
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 28, 2019
Marketing-related intangible assets – amortizable	$20.6	$(16.8)	$—	$3.8
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(16.8)	(26.0)	48.4
Customer-related intangible assets – amortizable	140.3	(56.0)	(2.5)	81.8
Other acquired intangible assets – amortizable	26.0	(16.9)	—	9.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.9)	(1.2)	15.0
Total other intangible assets	$264.6	$(89.7)	$(29.7)	$145.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.6)	$—	$3.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.6)	(26.0)	47.6
Customer-related intangible assets – amortizable	140.3	(64.1)	(2.5)	73.7
Other acquired intangible assets – amortizable	26.0	(18.2)	—	7.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.2)	(1.2)	13.6
Total other intangible assets	$264.6	$(99.9)	$(29.8)	$134.9
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of C&S Products in the third quarter of fiscal 2019, the Company acquired approximately $0.9 million of amortizable marketing-related intangible assets and approximately $1.9 million of customer-related intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three months ended December 26, 2020, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted average remaining lives of three years for marketing-related intangibles, eight years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.4 million and $3.8 million for the three months ended December 26, 2020 and December 28, 2019, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2021 through fiscal 2025 and thereafter.
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

Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of December 26, 2020	As of December 28, 2019
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$115.8	$105.3
Current lease liabilities	Current operating lease liabilities	$34.8	$34.3
Non-current lease liabilities	Long-term operating lease liabilities	85.7	75.3
Total operating lease liabilities		$120.5	$109.6

Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.3	$0.4
Current lease liabilities	Current portion of long-term debt	$0.1	$0.1
Non-current lease liabilities	Long-term debt	0.1	0.2
Total finance lease liabilities		$0.2	$0.3

Components of lease cost were as follows:

	Three months ended December 26, 2020	Three months ended December 28, 2019
	(in millions)
Operating lease cost	$10.0	$9.6
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	—	—
Total finance lease cost	$—	$—

Short-term lease cost	$0.9	$0.7
Variable lease cost	$2.2	$0.9

Total lease cost	$13.1	$11.2

Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Three Months Ended December 26, 2020	Three months ended December 28, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.7	$8.6
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9.3	$2.5
Finance leases	$—	$—

Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	As of December 26, 2020	As of December 28, 2019

Weighted-average remaining lease term (in years):
Operating leases	4.7	4.9
Finance leases	1.8	2.6

Weighted-average discount rate:
Operating leases	3.16%	3.88%
Finance leases	4.81%	4.86%

Future non-cancelable lease payments are as follows:

	As of December 26, 2020
	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2021 (remaining nine months)	$37.7	$0.1
2022	30.4	0.1
2023	19.7	—
2024	15.4	—
2025	11.9	—
Thereafter	15.2	—
Total future undiscounted lease payments	$130.3	$0.2
Less imputed interest	(9.8)	—
Total reported lease liability	$120.5	$0.2

8.    Long-Term Debt
Long-term debt consists of the following:

	December 26, 2020	December 28, 2019	September 26, 2020
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$—	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	—	—
Unamortized debt issuance costs	(11,153)	(6,841)	(6,142)
Net carrying value	788,847	693,159	693,858
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	171	277	195
Total	789,018	693,436	694,053
Less current portion	(97)	(107)	(97)
Long-term portion	$788,921	$693,329	$693,956
Senior Notes
Issuance of $500 million 4.125% Senior Notes due 2030 and Redemption of $400 million 6.125% Senior Notes due 2023
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). In November 2020, the Company used a portion of the net proceeds to redeem all of its outstanding 6.125% senior notes due November 2023 (the "2023 Notes") at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes.
The Company incurred approximately $8.0 million of debt issuance costs associated with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2030 Notes.

As a result of the Company's redemption of the 2023 Notes, the Company incurred a call premium payment of $6.1 million, overlapping interest expense for 30 days of approximately $1.4 million and a $2.5 million non-cash charge for the write-off of unamortized deferred financing costs related to the 2023 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations.
The 2030 Notes require semiannual interest payments on October 15 and April 15, commencing April 15, 2021. The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's senior secured revolving credit facility or guarantee Central's other debt.
The Company may redeem some or all of the 2030 Notes at any time, at its option, prior to October 15, 2025 at a price equal to 100% of the principal amount plus a “make-whole” premium. Prior to October 15, 2023, the Company may redeem up to 40% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. The Company may redeem some or all of the 2030 Notes, at its option, in whole or in part, at any time on or after October 15, 2025 for 102.063%, on or after October 15, 2026 for 101.375%, on or after October 15, 2027 for 100.688% and on or after October 15, 2028 for 100.0%, plus accrued and unpaid interest.

The holders of the 2030 Notes have the right to require the Company to repurchase all or a portion of the 2030 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 26, 2020.
$300 million 5.125% Senior Notes due 2028
On December 14, 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The Company used the net proceeds from the offering to finance acquisitions and for general corporate purposes.
The Company incurred approximately $4.8 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's senior secured revolving credit facility, or which guarantee Central's other debt.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 26, 2020.

Asset-Based Loan Facility Amendment
On September 27, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous credit agreement dated April 22, 2016 and continues to provide a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on September 27, 2024. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.

The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of December 26, 2020. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $40 million sublimit for short-notice borrowings. As of December 26, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.4 million outstanding as of December 26, 2020.

Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%) and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 26, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of December 26, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of December 26, 2020, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.

Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. The Company is monitoring their efforts, and it will likely amend contracts to accommodate any replacement rate where it is not already provided. The Company's Amended Credit Facility already anticipates the potential loss of LIBOR and defines procedures for establishing a replacement rate.

The Company incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended December 26, 2020.

9.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 26, 2020 and December 28, 2019.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2020	$113	$419	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Comprehensive income	—	—	—	—	5,613	377	5,990	29	6,019
Amortization of share-based awards	—	—	—	3,225	—	—	3,225	—	3,225
Restricted share activity, including net share settlement	—	3	—	(364)	—	—	(361)	—	(361)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(478)	(478)
Issuance of common stock, including net share settlement of stock options	—	—	—	934	—	—	934	—	934
Balance December 26, 2020	$113	$422	$16	$570,678	$516,394	$(1,032)	$1,086,591	$422	$1,087,013

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2019	$115	$430	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Comprehensive income	—	—	—	—	(4,417)	436	(3,981)	(122)	(4,103)
Amortization of share-based awards	—	—	—	2,804	—	—	2,804	—	2,804
Restricted share activity, including net share settlement	—	—	—	(318)	—	—	(318)	—	(318)
Repurchase of stock		(8)		(8,488)	(13,632)		(22,128)		(22,128)
Issuance of common stock, including net share settlement of stock options	—	1	—	739	—	—	740	—	740
Balance December 28, 2019	$115	$423	$16	$570,117	$403,693	$(1,240)	$973,124	$48	$973,172

10.    Stock-Based Compensation
The Company recognized share-based compensation expense of $4.7 million and $4.2 million for the three months ended December 26, 2020 and December 28, 2019, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 26, 2020 and December 28, 2019 was $1.1 million and $1.0 million, respectively.

11.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended
	December 26, 2020
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$5,613	53,734	$0.10
Effect of dilutive securities:
Options to purchase common stock	—	414	—
Restricted shares	—	538	—
Diluted EPS:
Net income available to common shareholders	$5,613	54,686	$0.10

	Three Months Ended
	December 28, 2019
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$(4,417)	54,755	$(0.08)
Effect of dilutive securities (1):
Options to purchase common stock	—	—	—
Restricted shares	—	—	—
Diluted EPS:
Net income available to common shareholders	$(4,417)	54,755	$(0.08)

(1) The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three months ended December 28, 2019, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

Options to purchase 3.0 million shares of common stock at prices ranging from $10.63 to $38.97 per share were outstanding at December 26, 2020, and options to purchase 2.6 million shares of common stock at prices ranging from $8.56 to $38.10 per share were outstanding at December 28, 2019.

For the three months ended December 26, 2020 and December 28, 2019, 0.5 million and 1.0 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the three months ended December 28, 2019, 0.4 million options outstanding and 0.3 million restricted shares were excluded in the diluted earnings per share calculation because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

12.    Segment Information

Management has determined that the Company has two operating segments, which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet segment and Garden segment and are presented in the table below.
During the first quarter of fiscal year 2021, the Company began reporting the results of its outdoor cushion operations in the Pet segment as a result of a change in internal management reporting lines due to potential synergies in sourcing, manufacturing and innovation and to be consistent with the reporting of financial information used to assess performance and allocate resources. These operations were previously reported in the Garden segment and are now managed and reported in the Pet segment. All prior period segment disclosures have been recast to reflect this segment change.

	Three Months Ended
	December 26, 2020	December 28, 2019
	(in thousands)
Net sales:
Pet segment	$436,410	$366,591
Garden segment	155,820	116,237
Total net sales	$592,230	$482,828
Operating Income
Pet segment	43,525	28,737
Garden segment	4,651	(6,883)
Corporate	(21,136)	(19,789)
Total operating income	27,040	2,065
Interest expense - net	(20,769)	(8,637)
Other income	752	305
Income tax expense (benefit)	1,381	(1,728)
Income (loss) including noncontrolling interest	5,642	(4,539)
Net income (loss) attributable to noncontrolling interest	29	(122)
Net income (loss) attributable to Central Garden & Pet Company	$5,613	$(4,417)
Depreciation and amortization:
Pet segment	$9,085	$9,072
Garden segment	2,638	2,713
Corporate	1,192	1,355
Total depreciation and amortization	$12,915	$13,140

	December 26, 2020	December 28, 2019	September 26, 2020
	(in thousands)
Assets:
Pet segment	$911,787	$884,564	$877,901
Garden segment	599,097	470,413	481,401
Corporate	935,215	780,180	980,062
Total assets	$2,446,099	$2,135,157	$2,339,364
Goodwill (included in corporate assets above):
Pet segment	$277,067	$276,966	$277,067
Garden segment	12,888	12,888	12,888
Total goodwill	$289,955	$289,854	$289,955

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended December 26, 2020
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$182.2	$—	$182.2
Dog and cat products	155.5	—	155.5
Other manufacturers' products	98.7	44.0	142.7
Garden controls and fertilizer products	—	29.1	29.1
Other garden supplies	—	82.7	82.7
Total	$436.4	$155.8	$592.2

	Three Months Ended December 28, 2019
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$150.9	$—	$150.9
Dog and cat products	129.9	—	129.9
Other manufacturers' products	85.8	29.8	115.6
Garden controls and fertilizer products	—	23.1	23.1
Other garden supplies	—	63.3	63.3
Total	$366.6	$116.2	$482.8

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
During fiscal 2013, the Company received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are continuing; however, the ultimate resolution and impact on the Company’s consolidated financial statements is uncertain.
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
As of December 26, 2020, the Company had approximately $10 million of cost in excess of insurance proceeds related to these losses recorded on its balance sheet. The Company currently believes its insurance coverage is sufficient to cover the remaining asset-related losses as well as the business interruption loss associated with this event.
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

14.    Subsequent Events

On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers and garden centers across the Northeast, for approximately $81 million. The addition of Hopewell to the Central portfolio strengthens the Company's position as a leading live goods provider in the garden category.
On December 30, 2020, the Company entered into a definitive agreement to acquire Green Garden Products, a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $532 million. The acquisition is expected to be consummated in February 2021. The addition of Green Garden Products is intended to expand the Company's portfolio into an adjacent garden category.

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
Our pet supplies include products for dogs and cats like premium edible chews and treats, dog chew toys, dog play toys, natural dog treats and chews, pet dental chews and solutions, dog training pads, pet containment, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, products for horses and livestock, as well as outdoor cushions and pillows. These products are sold under the brands including Aqueon®, Cadet®, Comfort Zone®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, and Zilla® as well as a number of other brands including Adams™, Altosid®, Arden Companies™, Coralife®, C&S Products®, Interpet®, Pet Select®, TFH™, and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, as well as live plants. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Bell Nursery, Lilly Miller® and Over-N-Out®.
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

Recent Developments
Fiscal 2021 First Quarter Financial Performance:
•Net sales increased $109.4 million, or 22.7%, from the prior year quarter to $592.2 million due to an increase in organic sales. Pet segment sales increased $69.8 million, and Garden segment sales increased $39.6 million.
•Organic net sales increased 23.0%, including 19.6% in our Pet segment and 33.8% in our Garden segment.
•Gross profit increased $34.1 million from the prior year quarter, and gross margin increased 70 basis points to 27.9%.
•Selling, general and administrative expense increased $9.2 million from the prior year quarter to $138.4 million, but declined as a percentage of net sales 340 basis points to 23.4%.
•Operating income increased $25.0 million from the prior year quarter, to $27.0 million.
•Net income in the first quarter of fiscal 2021 was $5.6 million, or $0.10 per diluted share, compared to a net loss of $4.4 million, or $0.08 loss per diluted share, in the first quarter of fiscal 2020.

Financing
In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030. We used a portion of the proceeds to redeem all of our outstanding 6.125% senior notes due 2023 at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental expenses in our fiscal 2021 first quarter of approximately $10 million related to the payment of the call premium, the payment of overlapping interest expense between the issuance of the 2030 Notes and redemption of the 2023 Notes and a non-cash charge for the write-off of unamortized financing costs, which are included in interest expense.
Acquisition
On December 18, 2020, we acquired DoMyOwn, a leading, fast-growing online retailer of professional-grade control products, for approximately $83 million. The acquisition strengthens our position in the control products category and adds a leading online platform for eCommerce fulfillment and digital capabilities.
Divestiture
In December 2020, we sold our Breeder’s Choice business unit, a manufacturer of branded and private label pet food, after concluding it was not a strategic business for our Pet segment. We recognized a loss on the sale of approximately $2.6 million in the quarter ended December 26, 2020, which is included in selling, general and administrative expense. The business represented approximately $28 million in revenue in fiscal 2020.
Change in Segment Components
During the first quarter of fiscal year 2021, we began reporting the results of our outdoor cushion operations in the Pet segment as a result of a change in internal management reporting lines due to potential synergies in sourcing, manufacturing and innovation and to be consistent with the reporting of financial information used to assess performance and allocate resources. These operations were previously reported in the Garden segment and are now managed and reported in the Pet segment. All prior period segment disclosures have been recast to reflect this segment change.
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
From the beginning, our priority has been the safety of our employees, customers and consumers. Our employees have prioritized the health and safety of fellow team members while collaborating across our business to ensure we operate as safely and seamlessly as possible in order to provide a steady supply of product to our customers. We have a cross-functional task force to monitor the continually evolving situation to recommend action and mitigation of potential impacts to our people and business. Our facility maintenance of health and safety standards remains paramount.
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
Central has seen varying impacts to our Garden and Pet businesses due to COVID-19. In March and April of 2020, we experienced increased demand in pet consumables due to consumers stocking up on products as the COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. In May 2020, many state and county governments began phased re-openings of their local economies and access to outdoor garden departments resulted in increased demand for our products in May and June 2020. Additionally, during shelter-in-place requirements, pet ownership significantly increased and sales continued to increase across our Pet segment portfolio. We also experienced a rapid increase in demand in the eCommerce channel. During July through September 2020, our fiscal 2020 fourth quarter, most of our businesses continued to experience high sales. This same trend continued during October through December 2020, our first quarter of fiscal 2021. The increased demand for our products continues to place challenges on our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand.
Our facilities have largely been exempt or partially exempt from government closure orders. We have experienced temporary closures of certain facilities, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. Recently, new cases of COVID-19 have been on the rise in the United States, and we have seen a similar rise in our employee population. Our manufacturing facilities and distribution centers are currently open and fully operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. The pandemic and near-term increase in demand have created operational challenges for our distribution network, although none have had a material impact on our results to date. In our supply chain, it is possible we will continue to experience increased operational and logistics costs, although these did not have a material impact on our first fiscal quarter results. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
We believe we have sufficient liquidity to satisfy our cash needs with our cash and revolving credit facility as we manage through the current economic and health environment. Our revolving credit facility provides up to a $400 million principal amount with an additional $200 million available with the consent of the lenders. As of December 26, 2020, there were no borrowings outstanding under our revolving credit facility. Additionally, in October 2020, we issued $500 million aggregate principal amount 4.125% senior notes due October 2030 to replace $400 million in senior notes with the remainder available for general corporate purposes.
It is possible many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investees, intangible assets and other long-lived assets whose value is dependent on cash flow. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Management's assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post-COVID-19 economic recovery, these factors will be even more difficult to estimate. We recorded an impairment charge of $3.6 million in fiscal 2020 and may be required to write off certain assets that could be material in future periods.
While the unfavorable impact of COVID-19 began to adversely affect the performance in certain portions of our business in March and April 2020, thereafter we have continued to see a large increase in demand in most areas of our business. Our net sales increased 22.7% in our first fiscal quarter of 2021 but a few of our businesses continue to experience demand or profitability headwinds, including our pet bedding business. The volatility in demand, changing consumer consumption patterns and uncertainty regarding the duration of shelter-in-place requirements make it difficult to predict when more normal order patterns may return. Forecasting and planning remain challenging in the current environment and will continue to be challenging as the pandemic eases in the future. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.
Subsequent Events
On December 31, 2020, we purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving garden centers, retail nurseries, landscape contractors and wholesalers across the Northeast, for approximately $81 million. The addition of Hopewell to the Central portfolio strengthens our position as a leading live goods provider in the garden segment
On December 30, 2020, we entered into a definitive agreement to acquire Green Garden Products, a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $532 million. The acquisition is expected to be consummated in February 2021. The addition of Green Garden Products is intended to expand our garden portfolio into an adjacent category.

Results of Operations
Three Months Ended December 26, 2020
Compared with Three Months Ended December 28, 2019
Net Sales
Net sales for the three months ended December 26, 2020 increased $109.4 million, or 22.7%, to $592.2 million from $482.8 million for the three months ended December 28, 2019. Organic net sales, which exclude the impact of acquisitions and divestitures in the last 12 months, increased $111.0 million, or 23.0%, as compared to the fiscal 2020 quarter. Our branded product sales increased $82.3 million, and sales of other manufacturers’ products increased $27.1 million.
Pet net sales increased $69.8 million, or 19.0%, to $436.4 million for the three months ended December 26, 2020 from $366.6 million for the three months ended December 28, 2019. The increase was broad-based across our entire Pet portfolio. Increased sales in our Pet segment were aided by COVID-19 shelter-in-place restrictions, which have led to increased pet ownership in dog, cat, small animals and reptiles. Organic sales gains were primarily in our dog and cat business, third-party products, wild bird feed and our animal health business. Pet branded product sales increased $56.9 million, and sales of other manufacturers' products increased $12.9 million.
Garden net sales increased $39.6 million, or 34.1%, to $155.8 million for the three months ended December 26, 2020 from $116.2 million for the three months ended December 28, 2019. The increase in net sales in the Garden segment was driven by increased consumer home gardening related to COVID-19 shelter-in-place restrictions, listing gains and favorable fall garden season weather. The increase in net sales was broad-based across our Garden portfolio including volume-based sales increases in third-party products, wild bird feed, grass seed and controls and fertilizers. Garden branded sales increased $25.4 million, and sales of other manufacturers' products increased $14.2 million.
Gross Profit
Gross profit for the three months ended December 26, 2020 increased $34.1 million, or 26.0%, to $165.4 million from $131.3 million for the three months ended December 28, 2019. Gross margin increased 70 basis points to 27.9% for the three months ended December 26, 2020 from 27.2% for the three months ended December 28, 2019. Gross profit and gross margin increased in both operating segments with the consolidated gross margin increase due primarily to the improvement in the Garden segment gross margin.
In the Pet segment, both gross profit and gross margin improved. Gross profit increased due to increased sales and margin improvement. Gross margin improved due primarily to a favorable sales mix, volume-related efficiencies and increased pricing. These improvements were partially offset by increased commodity costs in our wild bird feed business, increased ocean freight costs, which impacted our aquatics and dog bedding businesses and increased labor costs.
In the Garden segment, both gross profit and gross margin increased. Gross profit improved due to the increased sales and gross margin gains. The Garden gross margin improved in most of the Garden business units due primarily to increased sales which leveraged fixed production costs. This impact was especially noteworthy in our live plant and in our grass seed businesses. The increased gross margin was partially offset by a decline in gross margin in our wild bird feed business, which was adversely impacted by increased commodity costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.2 million, or 7.1%, to $138.4 million for the three months ended December 26, 2020 from $129.2 million for the three months ended December 28, 2019. Selling, general and administrative expense increased in both operating segments and in corporate. As a percentage of net sales, selling, general and administrative expenses decreased to 23.4% for the three months ended December 26, 2020, compared to 26.8% in the comparable prior year quarter impacted by improved operating leverage and reduced travel and entertainment expense.
Selling and delivery expense increased to $66.4 million for the three months ended December 26, 2020 as compared to $62.6 million in the prior year quarter. The increase was due primarily to increased delivery expense, as a result of increased sales volumes, and increased payroll-related costs. These increases were partially offset by reduced travel and entertainment expense, due to COVID-19 safety measures reducing our in-store merchandising presence and travel in general.
Warehouse and administrative expense increased $5.4 million, or 8.1%, to $72.0 million for the three months ended December 26, 2020 from $66.6 million for the three months ended December 28, 2019. The increase was due primarily to the $2.6 million loss in our Pet segment resulting from the sale of the Breeder’s Choice business. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $1.3 million due primarily to increased variable compensation, payroll expense and increased M&A expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.

Operating Income
Operating income increased $25.0 million to $27.0 million for the three months ended December 26, 2020. The increase in operating income was attributable to increased sales and an improved gross margin partially offset by increased selling, general and administrative expense. Our operating margin increased from 0.4% in the prior year quarter to 4.6% in the current year quarter due to a 70 basis point improvement in gross margin, improved overhead leverage, and a 340 basis point decline in selling, general and administrative expense as a percentage of net sales.
Pet operating income increased $14.8 million, or 51.5%, to $43.5 million for the three months ended December 26, 2020 from $28.7 million for the three months ended December 28, 2019. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 220 basis points due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $11.5 million to $4.7 million for the three months ended December 26, 2020 from a $6.9 million loss for the three months ended December 28, 2019. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin improved to 3.0% due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of net sales.
Corporate operating expense increased $1.3 million, or 6.8%, to $21.1 million for the three months ended December 26, 2020 from $19.8 million for the three months ended December 28, 2019. Corporate expense increased due primarily to increased variable compensation, payroll expense and increased M&A expense, but declined as a percentage of net sales.
Net Interest Expense
Net interest expense for the three months ended December 26, 2020 increased $12.2 million, or 140.5%, to $20.8 million from $8.6 million for the three months ended December 28, 2019. In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense of approximately $10.0 million in the fiscal 2021 quarter. Also contributing to the increase in net interest expense was reduced interest income resulting from lower rates of interest earned on our cash balance during the quarter.
Debt outstanding on December 26, 2020 was $789.0 million compared to $693.4 million at December 28, 2019.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income was $0.8 million for the quarter ended December 26, 2020 compared to income of $0.3 million for the quarter ended December 28, 2019, due primarily to increased earnings from investments during the quarter.
Income Taxes
Our effective income tax rate was 19.7% for the quarter ended December 26, 2020 compared to 27.6% for the quarter ended December 28, 2019. Both periods had a similar excess tax benefit from stock compensation (a discrete tax item). The quarter ended December 26, 2020 had pre-tax income and the discrete tax item decreased the tax expense rate while the quarter ended December 28, 2019 had a pre-tax loss and the discrete tax item increased the tax benefit rate in that quarter.
Net Income and Earnings Per Share
Our net income in the first quarter of fiscal 2021 was $5.6 million, or $0.10 per diluted share, compared to a net loss of $4.4 million, or $(0.08) per diluted share, in the first quarter of fiscal 2020.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, EBITDA and organic sales. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
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

Non-GAAP financial measures reflect adjustments based on the following items:
•Incremental expenses from note redemption and issuance: we have excluded the impact of the incremental expenses incurred from the note redemption and issuance as they represent an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of these expenses supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.
•Loss on sale of business: we have excluded the impact of the loss on the sale of a business as it represents an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of this loss supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.

From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.

The non-GAAP adjustments reflect the following:
(1)During the first quarter of fiscal 2021, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030. We used the proceeds to redeem all of our outstanding 6.125% senior notes due 2023. As a result of our redemption of the 2023 Notes, we incurred incremental expenses of approximately $10.0 million, comprised of a call premium payment of $6.1 million, overlapping interest expense of approximately $1.4 million and a $2.5 million non-cash charge for the write-off of unamortized financing costs in interest expense. These amounts are included in Interest expense in the consolidated statements of operations.
(2)During the first quarter of fiscal 2021, we recognized a loss of $2.6 million, included in selling, general and administrative expense in the consolidated statement of operations, from the sale of our Breeder’s Choice business unit after concluding it was not a strategic business for our Pet segment.

		GAAP to Non-GAAP Reconciliation For the Three Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		December 26, 2020	December 28, 2019
		(in thousands, except per share amounts)
GAAP net income (loss) attributable to Central Garden & Pet Company		$5,613	$(4,417)
Incremental expenses from note redemption and issuance	(1)	9,952	—
Loss on sale of business	(2)	2,611	—
Tax effect of incremental expenses and loss on sale		(2,470)	—
Non-GAAP net income (loss) attributable to Central Garden & Pet Company		$15,706	$(4,417)
GAAP diluted net income (loss) per share		$0.10	$(0.08)
Non-GAAP diluted net income (loss) per share		$0.29	$(0.08)
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,686	54,755

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

	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 26 2020
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
	(in millions)
Reported net sales - Q1 FY21 (GAAP)	$592.2		$436.4		$155.8
Reported net sales - Q1 FY20 (GAAP)	482.8		366.6		116.2
Increase in net sales	109.4	22.7%	69.8	19.0%	39.6	34.1%
Effect of acquisition and divestitures on increase in net sales	1.6		1.9		(0.3)
Increase in organic net sales - Q1 FY21	$111.0	23.0%	$71.7	19.6%	$39.3	33.8%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 26, 2020
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	—	—	—	$5,613
Interest expense, net	—	—	—	20,769
Other income	—	—	—	(752)
Income tax expense	—	—	—	1,381
Net income attributable to noncontrolling interest	—	—	—	29
Sum of items below operating income	—	—	—	21,427
Income (loss) from operations	$4,651	$43,525	$(21,136)	$27,040
Depreciation & amortization	2,638	9,085	1,192	12,915
EBITDA	$7,289	$52,610	$(19,944)	$39,955

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 28, 2019
	Garden	Pet	Corp	Total
	(in thousands)
Net loss attributable to Central Garden & Pet Company	—	—	—	$(4,417)
Interest expense, net	—	—	—	8,637
Other income	—	—	—	(305)
Income tax benefit	—	—	—	(1,728)
Net loss attributable to noncontrolling interest	—	—	—	(122)
Sum of items below operating income	—	—	—	6,482
Income (loss) from operations	$(6,883)	$28,737	$(19,789)	$2,065
Depreciation & amortization	2,713	9,072	1,355	13,140
EBITDA	$(4,170)	$37,809	$(18,434)	$15,205

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
During fiscal 2020 and in the first quarter of fiscal 2021, commodity costs as well as freight and labor costs increased. In fiscal 2020, tariffs implemented during the year did have a negative impact in instances where we were unable to pass through the incremental costs.
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

Operating Activities
Net cash used by operating activities increased by $18.1 million, from $18.0 million for the three months ended December 28, 2019, to $36.1 million for the three months ended December 26, 2020. The increase in cash used was due primarily to changes in our working capital accounts for the period ended December 26, 2020, as compared to the prior year period, primarily an increase in inventory, due to our seasonal build in preparation for the lawn and garden season and the overall increased demand for our products.
Investing Activities
Net cash used in investing activities increased $83.0 million, from $10.4 million for the three months ended December 28, 2019 to $93.4 million during the three months ended December 26, 2020. The increase in cash used in investing activities was due primarily to acquisition activity in the current year and increased capital expenditures in the current year compared to the prior year, partially offset by proceeds received from the sale of our Breeder's Choice business during the first quarter of fiscal 2021. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million.
Financing Activities
Net cash provided by financing activities increased $108.4 million, from $24.0 million of cash used for the three months ended December 28, 2019, to $84.4 million of cash provided for the three months ended December 26, 2020. The increase in cash provided by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuance of the 2030 Notes. There were also decreased open market purchases of our common stock during the current year period as compared to the prior year. During the three months ended December 26, 2020, we did not make any open market purchases of our common stock. During the three months ended December 28, 2019, we repurchased approximately 0.1 million shares of our voting common stock (CENT) at an aggregate cost of approximately $1.7 million, or approximately $26.63 per share, and 0.8 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $20.4 million, or approximately $26.69 per share.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $75 million in fiscal 2021, of which we have invested approximately $15 million year to date.
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
Total Debt
At December 26, 2020, our total debt outstanding was $789.0 million, as compared with $693.4 million at December 28, 2019.
Senior Notes
Issuance of $500 million 4.125% Senior Notes due 2030 and Redemption of $400 million 6.125% Senior Notes due 2023
In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). In November 2020, we used a portion of the net proceeds to redeem all of our outstanding 6.125% senior notes due November 2023 (the "2023 Notes") at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder for general corporate purposes.
We incurred approximately $8.0 million of debt issuance costs associated with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2030 Notes.
As a result of our redemption of the 2023 Notes, we incurred a call premium payment of $6.1 million, overlapping interest expense for 30 days of approximately $1.4 million and a $2.5 million non-cash charge for the write-off of unamortized deferred financing costs related to the 2023 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations.

The 2030 Notes require semiannual interest payments on October 15 and April 15, commencing April 15, 2021. The 2030 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility or guarantee our other debt.
We may redeem some or all of the 2030 Notes at any time, at our option, prior to October 15, 2025 at a price equal to 100% of the principal amount plus a “make-whole” premium. Prior to October 15, 2023, we may redeem up to 40% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. We may redeem some or all of the 2030 Notes, at our option, in whole or in part, at any time on or after October 15, 2025 for 102.063%, on or after October 15, 2026 for 101.375%, on or after October 15, 2027 for 100.688% and on or after October 15, 2028 for 100.0%, plus accrued and unpaid interest.
The holders of the 2030 Notes have the right to require us to repurchase all or a portion of the 2030 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 26, 2020.
$300 Million 5.125% Senior Notes due 2028
On December 14, 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). We used the net proceeds from the offering to finance acquisitions and for general corporate purposes.
We incurred approximately $4.8 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our senior secured revolving credit facility or who guarantee the 2030 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 26, 2020.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of December 26, 2020. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of December 26, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.4 million outstanding as of December 26, 2020.
Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 26, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of December 26, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of December 26, 2020, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 1.1%.
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
In July 2017, the Financial Conduct Authority in the United Kingdom, the governing body responsible for regulating LIBOR, announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and Euro Interbank Offer Rate (EURIBOR)-denominated indebtedness. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not yet have insight into what the impacts might be.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. We were in compliance with all financial covenants under the Credit Facility during the period ended December 26, 2020.
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
In October 2020, Central (the "Parent/Issuer") issued $500 million of 2030 Notes and in November 2020, we redeemed our $400 million of 2023 Notes at price of 101.531% plus accrued and unpaid interest. In December 2017, Central issued $300 million of 2028 Notes. The 2030 Notes and 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors") which are borrowers under or guarantors of our senior secured revolving credit facility ("Credit Facility"). The 2030 Notes and 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2030 or 2028 Notes and are referred to as the Non-Guarantors.
The Guarantors jointly and severally, and fully and unconditionally, guarantee the payment of the principal and premium, if any, and interest on the 2030 and 2028 Notes when due, whether at stated maturity of the 2030 and 2028 Notes, by acceleration, call for redemption or otherwise, and all other obligations of the Company to the holders of the 2030 and 2028 Notes and to the trustee under the indenture governing the 2030 and 2028 Notes (the "Guarantee"). The Guarantees are senior unsecured obligations of each Guarantor and are of equal rank with all other existing and future senior indebtedness of the Guarantors.
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

Summarized Statements of Operations
	Three Months Ended		Fiscal Year Ended
	December 26, 2020		September 26, 2020
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$202,760	$374,499	$839,425	$1,720,279
Gross profit	$44,825	$118,602	$195,893	$555,616
Income (loss) from operations	$(5,236)	$37,003	$2,724	$187,114
Equity in earnings of Guarantor subsidiaries	$29,889	$—	$148,349	$—
Net income (loss)	$(20,955)	$29,889	$(33,326)	$148,349

Summarized Balance Sheet Information
	As of		As of
	December 26, 2020		September 26, 2020
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$873,199	$603,166	$900,416	$560,919
Intercompany receivable from Non-guarantor subsidiaries	121,397	61,511	36,329	61,595
Other assets	2,069,449	1,605,206	$2,042,206	$1,631,167
Total assets	$3,064,045	$2,269,883	$2,978,951	$2,253,681

Current liabilities	$175,722	$232,309	$170,378	$247,810
Long-term debt	788,921	—	693,956	—
Other liabilities	1,066,864	101,783	1,095,288	101,912
Total liabilities	$2,031,507	$334,092	$1,959,622	$349,722

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 regarding off-balance sheet arrangements.
Contractual Obligations
Except as discussed in Note 8. Long Term Debt, related to our issuance of 2030 Notes and redemption of 2023 Notes, there have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.
New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 26, 2020.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2021. There were no other changes in our internal control over financial reporting during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 26, 2020.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 26, 2020 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 27, 2020 - October 31, 2020	1,786	(3)	$36.73	—	$100,000,000
November 1, 2020 - November 28, 2020	3,844	(3)	$35.65	—	$100,000,000
November 29, 2020 - December 26, 2020	4,264	(3)	$37.16	—	$100,000,000
Total	9,894		$36.50	—	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 26, 2020, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 1.0 million shares remaining under our Equity Dilution Authorization as of December 26, 2020.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
4.1	Eleventh Supplemental Indenture, dated as of October 16, 2020, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 4.125% Senior Notes due 2030	8-K	001-33268	4.1	10/16/2020

10.1*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020	10-K	001-33268	10.7	11/24/2020

10.2*	Employment Agreement between the Company and John E. Hanson, effective August 6, 2019.					X

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 4, 2021

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)