Form 10-Q
period 2021-03-27
CENTRAL GARDEN & PET CO
filed 2021-05-06
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2021	11,336,358
Class A Common Stock Outstanding as of April 30, 2021	42,686,798
Class B Stock Outstanding as of April 30, 2021	1,612,374

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
•risks associated with our acquisition strategy, including our ability to successfully integrate our recently announced acquisitions and the impact of purchase accounting on our financial results;

•inflation and other adverse macro-economic conditions and our ability to pass on cost increases;
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
•potential goodwill or intangible asset impairment;
•our dependence upon our key executives;
•our inability to protect our trademarks and other proprietary rights;
•fluctuations in energy prices, fuel and related petrochemical costs;
•litigation and product liability claims;
•regulatory issues;
•the impact of product recalls;
•potential costs and risks associated with actual or potential cyber attacks;
•potential dilution from issuance of authorized shares;
•the voting power associated with our Class B stock; and
•the impact of new accounting regulations and the possibility our effective tax rate will increase as a result of future changes in the corporate tax rate or other tax law changes.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 27, 2021	March 28, 2020	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$39,869	$331,555	$652,712
Restricted cash	12,612	13,021	13,685
Accounts receivable (less allowances of $29,784, $22,103 and $27,661)	636,466	460,985	391,773
Inventories, net	672,901	517,207	439,615
Prepaid expenses and other	45,339	36,160	27,498
Total current assets	1,407,187	1,358,928	1,525,283
Plant, property and equipment, net	295,769	241,878	244,667
Goodwill	289,955	289,854	289,955
Other intangible assets, net	128,229	141,686	134,924
Operating lease right-of-use assets	135,552	99,098	115,882
Other assets	590,410	35,963	28,653
Total	$2,847,102	$2,167,407	$2,339,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278,969	$186,871	$205,234
Accrued expenses	217,117	137,723	201,436
Current lease liabilities	40,586	32,403	33,495
Current portion of long-term debt	91	103	97
Total current liabilities	536,763	357,100	440,262
Long-term debt	978,887	693,622	693,956
Long-term lease liabilities	99,840	70,760	86,516
Deferred income taxes and other long-term obligations	70,033	52,483	40,956
Equity:
Common stock, $0.01 par value: 11,336,358, 11,329,110 and 11,336,358 shares outstanding at March 27, 2021, March 28, 2020 and September 26, 2020	113	113	113
Class A common stock, $0.01 par value: 42,643,315, 41,802,735 and 41,856,626 shares outstanding at March 27, 2021, March 28, 2020 and September 26, 2020	427	418	419
Class B stock, $0.01 par value: 1,612,374, 1,647,922 and 1,612,374 shares outstanding at March 27, 2021, March 28, 2020 and September 26, 2020	16	16	16
Additional paid-in capital	572,815	562,625	566,883
Retained earnings	589,348	431,486	510,781
Accumulated other comprehensive loss	(2,153)	(1,645)	(1,409)
Total Central Garden & Pet Company shareholders’ equity	1,160,566	993,013	1,076,803
Noncontrolling interest	1,013	429	871
Total equity	1,161,579	993,442	1,077,674
Total	$2,847,102	$2,167,407	$2,339,364
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Net sales	$935,252	$703,229	$1,527,482	$1,186,057
Cost of goods sold	662,851	496,112	1,089,662	847,674
Gross profit	272,401	207,117	437,820	338,383
Selling, general and administrative expenses	167,791	141,012	306,170	270,213
Operating income	104,610	66,105	131,650	68,170
Interest expense	(10,222)	(10,753)	(31,197)	(21,394)
Interest income	71	1,417	277	3,421
Other income (expense)	704	(979)	1,456	(674)
Income before income taxes and noncontrolling interest	95,163	55,790	102,186	49,523
Income tax expense	21,564	12,648	22,945	10,920
Income including noncontrolling interest	73,599	43,142	79,241	38,603
Net income attributable to noncontrolling interest	645	438	674	316
Net income attributable to Central Garden & Pet Company	$72,954	$42,704	$78,567	$38,287
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.35	$0.79	$1.46	$0.70
Diluted	$1.32	$0.78	$1.43	$0.69
Weighted average shares used in the computation of net income per share:
Basic	53,851	54,281	53,805	54,517
Diluted	55,156	54,952	54,930	55,220
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Income including noncontrolling interest	$73,599	$43,142	$79,241	$38,603
Other comprehensive loss:
Foreign currency translation	(1,121)	(405)	(744)	32
Total comprehensive income	72,478	42,737	78,497	38,635
Comprehensive income attributable to noncontrolling interest	645	438	674	316
Comprehensive income attributable to Central Garden & Pet Company	$71,833	$42,299	$77,823	$38,319
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$79,241	$38,603
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	31,769	26,316
Amortization of deferred financing costs	952	921
Non-cash lease expense	19,120	17,194
Stock-based compensation	10,394	8,423
Debt extinguishment costs	8,577	—
Loss on sale of business	2,611	—
Deferred income taxes	4,196	4,966
Gain on sale of property and equipment	(662)	(9)
Other	221	1,331
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(191,332)	(160,799)
Inventories	(131,887)	(50,471)
Prepaid expenses and other assets	8,585	(6,051)
Accounts payable	62,393	37,857
Accrued expenses	(6,119)	6,803
Other long-term obligations	371	23
Operating lease liabilities	(18,606)	(17,765)
Net cash used by operating activities	(120,176)	(92,658)
Cash flows from investing activities:
Additions to plant, property and equipment	(33,647)	(19,487)
Payments to acquire companies, net of cash acquired	(733,692)	—
Proceeds from the sale of business	2,400	—
Investments	—	(4,439)
Other investing activities	(473)	(437)
Net cash used in investing activities	(765,412)	(24,363)
Cash flows from financing activities:
Repayments of long-term debt	(400,048)	(59)
Proceeds from issuance of long-term debt	500,000	—
Borrowings under revolving line of credit	830,000	—
Repayments under revolving line of credit	(640,000)	—
Premium paid on extinguishment of debt	(6,124)	—
Repurchase of common stock, including shares surrendered for tax withholding	(4,454)	(48,026)
Payment of contingent consideration liability	(157)	(90)
Distribution to noncontrolling interest	(532)	(57)
Payment of financing costs	(8,235)	(959)
Net cash provided (used) by financing activities	270,450	(49,191)
Effect of exchange rate changes on cash and cash equivalents	1,222	87
Net decrease in cash, cash equivalents and restricted cash	(613,916)	(166,125)
Cash, cash equivalents and restricted cash at beginning of period	666,397	510,701
Cash, cash equivalents and restricted cash at end of period	$52,481	$344,576
Supplemental information:
Cash paid for interest	$21,857	$21,464
Cash paid for taxes	$37,837	$2,094
Operating lease right of use assets	$38,667	$4,986
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 27, 2021
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 27, 2021 and March 28, 2020, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 27, 2021 and March 28, 2020 and the condensed consolidated statements of cash flows for the six months ended March 27, 2021 and March 28, 2020 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
For the Company’s foreign businesses in the United Kingdom and Canada, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 27, 2021 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2020 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2020 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 27, 2021, March 28, 2020 and September 26, 2020, respectively.

	March 27, 2021	March 28, 2020	September 26, 2020
	(in thousands)
Cash and cash equivalents	$39,869	$331,555	$652,712
Restricted cash	12,612	13,021	13,685
Total cash, cash equivalents and restricted cash	$52,481	$344,576	$666,397

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 27, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,180	$1,180
Total liabilities	$—	$—	$1,180	$1,180

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 28, 2020:

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

(a)The fair values of the Company's contingent consideration liabilities from previous business acquisitions are considered "Level 3" measurements because the Company uses various estimates in the valuation models to project timing and amount of future contingent payments. The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015 and future performance-based contingent payments for Segrest, Inc., acquired in October 2016. In December 2019, performance-based criteria associated with the $6 million contingent consideration liability related to Segrest, Inc. were met and accordingly, the entire amount was released out of an independent escrow account to the former owners as of December 28, 2019. The performance period related to B2E ended on December 31, 2020. The performance period related to Hydro-Organics Wholesale extends through fiscal year 2025. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended March 27, 2021 and March 28, 2020:

Amount
(in thousands)
Balance September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(32)
Performance-based payments	(157)
Balance March 27, 2021	$1,180

Amount
(in thousands)
Balance September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	31
Performance-based payments	(6,090)
Balance March 28, 2020	$1,310
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 27, 2021 and March 28, 2020, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of March 27, 2021 was $506.3 million, compared to a carrying value of $492.4 million.

In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 27, 2021, March 28, 2020 and September 26, 2020 was $317.1 million, $270.2 million and $316.0 million, respectively, compared to a carrying value of $296.8 million, $296.3 million and $296.6 million, respectively.
In November 2020, the Company redeemed $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”) at a price of 101.531%. The estimated fair value of the Company’s 2023 Notes as of March 28, 2020 and September 26, 2020 was $385.0 million and $409.2 million, respectively, compared to a carrying value of $397.2 million and $397.5 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Acquisitions and Divestitures

Acquisitions
DoMyOwn
On December 18, 2020, the Company acquired DoMyOwn, a leading online retailer of professional-grade control products in the United States, for approximately $81 million. The acquisition strengthens the Company's position in the control products category and adds a leading online platform for eCommerce fulfillment and digital capabilities. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $80 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of March 27, 2021. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The financial results of DoMyOwn have been included in the results of operations within the Garden segment since the date of acquisition.
Hopewell Nursery
On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers and garden centers across the Northeast, for approximately $81 million. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $17 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of March 27, 2021. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The addition of Hopewell to the Central portfolio strengthens the Company's position as a leading live goods provider in the garden category. The financial results of Hopewell Nursery have been included in the results of operations within the Garden segment since the date of acquisition.
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company borrowed approximately $180 million under its credit facility to partially finance the acquisition. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $490 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of March 27, 2021. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The addition of Green Garden Products is intended to expand the Company's portfolio into an adjacent garden category. The financial results of Green Garden have been included in the results of operations within the Garden segment since the date of acquisition. For both the fiscal quarter and year-to-date periods ended March 27, 2021, net sales and net income related to Green Garden Products were approximately $55 million and $5 million, respectively.
The following unaudited pro forma financial information summarizes the combined results of operations for Central and Green Garden Products as if the companies were combined as of the beginning of fiscal year 2020.

	Three months ended		Six months ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands except per share amounts, unaudited)
Net sales	$967,430	$758,589	$1,581,775	$1,252,587
Net income attributable to Central Garden & Pet Company	$97,049	$54,545	$103,228	$43,691
Diluted net income per share attributable to Central Garden & Pet Company	$1.76	$0.99	$1.88	$0.79
This pro forma information is based on historical results of operations, adjusted for the preliminary estimated allocation of the purchase price and other acquisition adjustments. This pro forma information is not necessarily indicative of what the results of the Company had been had it operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect the income statement effects of the elimination of intercompany sales and profit, amortization of intangible assets related to the fair value adjustments of the assets acquired, elimination of interest expense on Green Garden Products debt that was paid off at the time of acquisition, incremental interest expense directly resulting from the acquisition and the related tax effects.

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

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	March 27, 2021	March 28, 2020	September 26, 2020
	(in thousands)
Raw materials	$189,732	$148,730	$152,692
Work in progress	102,549	66,866	49,312
Finished goods	366,689	286,448	218,847
Supplies	13,931	15,163	18,764
Total inventories, net	$672,901	$517,207	$439,615

5.    Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three and six months ended March 27, 2021 and March 28, 2020. The Company recorded approximately $3.8 million of goodwill in its Pet segment during the three months ended December 28, 2019 as part of its finalization of the allocation of the purchase price paid for C&S Products.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 27, 2021
Marketing-related intangible assets – amortizable	$20.6	$(18.1)	$—	$2.5
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(18.1)	(26.0)	47.1
Customer-related intangible assets – amortizable	140.3	(69.5)	(2.5)	68.3
Other acquired intangible assets – amortizable	26.0	(19.1)	—	6.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(19.1)	(1.2)	12.8
Total other intangible assets, net	$264.6	$(106.7)	$(29.7)	$128.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 28, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.1)	$—	$3.5
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.1)	(26.0)	48.1
Customer-related intangible assets – amortizable	140.3	(58.8)	(2.5)	79.0
Other acquired intangible assets – amortizable	26.0	(17.3)	—	8.7
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(17.3)	(1.2)	14.6
Total other intangible assets, net	$264.6	$(93.2)	$(29.7)	$141.7
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.6)	$—	$3.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.6)	(26.0)	47.6
Customer-related intangible assets – amortizable	140.3	(64.1)	(2.5)	73.7
Other acquired intangible assets – amortizable	26.0	(18.2)	—	7.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.2)	(1.2)	13.6
Total other intangible assets, net	$264.6	$(99.9)	$(29.8)	$134.9
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three or six months ended March 27, 2021, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted average remaining lives of three years for marketing-related intangibles, eight years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.3 million and $3.5 million for the three months ended March 27, 2021 and March 28, 2020, respectively, and $6.7 million and $7.3 million for the six months ended March 27, 2021 and March 28, 2020, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2021 through fiscal 2025 and thereafter.
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

Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of March 27, 2021	As of March 28, 2020
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$135.6	$99.1
Current lease liabilities	Current lease liabilities	$40.6	$32.4
Non-current lease liabilities	Long-term lease liabilities	99.8	70.8
Total operating lease liabilities		$140.4	$103.2

Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.3	$0.4
Current lease liabilities	Current portion of long-term debt	$0.1	$0.1
Non-current lease liabilities	Long-term debt	—	0.1
Total finance lease liabilities		$0.1	$0.2

Components of lease cost were as follows:

	Six months ended March 27, 2021	Six months ended March 28, 2020
	(in millions)
Operating lease cost	$21.0	$19.3
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	—	—
Total finance lease cost	$—	$—
Short-term lease cost	$2.1	$1.7
Variable lease cost	$4.9	$3.5
Total lease cost	$28.0	$24.5

Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Six months ended March 27, 2021	Six months ended March 28, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.6	$17.8
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38.7	$5.0
Finance leases	$—	$—

Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	As of March 27, 2021	As of March 28, 2020

Weighted-average remaining lease term (in years):
Operating leases	4.6	4.8
Finance leases	1.5	2.4
Weighted-average discount rate:
Operating leases	2.8%	3.8%
Finance leases	4.8%	4.9%

Future non-cancelable lease payments are as follows:

	As of March 27, 2021
	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2021 (remaining six months)	$22.5	$0.1
2022	40.5	—
2023	29.0	—
2024	22.4	—
2025	16.6	—
Thereafter	19.6	—
Total future undiscounted lease payments	$150.6	$0.1
Less imputed interest	(10.2)	—
Total reported lease liability	$140.4	$0.1

8.    Long-Term Debt
Long-term debt consists of the following:

	March 27, 2021	March 28, 2020	September 26, 2020
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$—	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	—	—
Unamortized debt issuance costs	(11,169)	(6,524)	(6,142)
Net carrying value	788,831	693,476	693,858
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	190,000	—	—
Other notes payable	147	249	195
Total	978,978	693,725	694,053
Less current portion	(91)	(103)	(97)
Long-term portion	$978,887	$693,622	$693,956
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 27, 2021.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 27, 2021.
Issuance of $400 million 4.125% Senior Notes due 2031

Subsequent to it's fiscal quarter ended March 27, 2021, on April 30, 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Amended Credit Facility. Central used a portion of the net proceeds from the offering to repay all amounts outstanding under its Amended Credit Facility, with the remainder available for general corporate purposes. See Note 14. Subsequent Events.

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

The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $210 million as of March 27, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $40 million sublimit for short-notice borrowings. As of March 27, 2021, there were borrowings of $190 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.6 million outstanding as of March 27, 2021.

Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%) and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 27, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of March 27, 2021. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of March 27, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.

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

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended March 27, 2021.

9.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 27, 2021 and March 28, 2020.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2020	$113	$419	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Comprehensive income	—	—	—	—	5,613	377	5,990	29	6,019
Amortization of share-based awards	—	—	—	3,225	—	—	3,225	—	3,225
Restricted share activity, including net share settlement	—	3	—	(364)	—	—	(361)	—	(361)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(478)	(478)
Issuance of common stock, including net share settlement of stock options	—	—	—	934	—	—	934	—	934
Balance December 26, 2020	$113	$422	$16	$570,678	$516,394	$(1,032)	$1,086,591	$422	$1,087,013
Comprehensive income	—	—	—	—	72,954	(1,121)	71,833	645	72,478
Amortization of share-based awards	—	—	—	4,106	—	—	4,106	—	4,106
Restricted share activity, including net share settlement	—	3	—	(661)	—	—	(658)	—	(658)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,308)	—	—	(1,306)	—	(1,306)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Balance March 27, 2021	$113	$427	$16	$572,815	$589,348	$(2,153)	$1,160,566	$1,013	$1,161,579

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2019	$115	$430	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Comprehensive income	—	—	—	—	(4,417)	436	(3,981)	(122)	(4,103)
Amortization of share-based awards	—	—	—	2,804	—	—	2,804	—	2,804
Restricted share activity, including net share settlement	—	—	—	(318)	—	—	(318)	—	(318)
Repurchase of stock		(8)		(8,488)	(13,632)		(22,128)		(22,128)
Issuance of common stock, including net share settlement of stock options	—	1	—	739	—	—	740	—	740
Balance December 28, 2019	$115	$423	$16	$570,117	$403,693	$(1,240)	$973,124	$48	$973,172
Comprehensive income	—	—	—	—	42,704	(405)	42,299	438	42,737
Amortization of share-based awards	—	—	—	2,923	—	—	2,923	—	2,923
Restricted share activity, including net share settlement	—	3	—	(807)	—	—	(804)	—	(804)
Repurchase of stock	(2)	(8)		(10,121)	(14,911)	—	(25,042)		(25,042)
Issuance of common stock, including net share settlement of stock options	—	—	—	513	—	—	513	—	513
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(57)	(57)
Balance March 28, 2020	$113	$418	$16	$562,625	$431,486	$(1,645)	$993,013	$429	$993,442

10.    Stock-Based Compensation
The Company recognized share-based compensation expense of $10.4 million and $8.4 million for the six months ended March 27, 2021 and March 28, 2020, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 27, 2021 and March 28, 2020 was $2.5 million and $2.0 million, respectively.

11.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Six Months Ended
	March 27, 2021			March 27, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$72,954	53,851	$1.35	$78,567	53,805	$1.46
Effect of dilutive securities:
Options to purchase common stock	—	642	(0.01)	—	527	(0.01)
Restricted shares	—	663	(0.02)	—	598	(0.02)
Diluted EPS:
Net income available to common shareholders	$72,954	55,156	$1.32	$78,567	54,930	$1.43

	Three Months Ended			Six Months Ended
	March 28, 2020			March 28, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$42,704	54,281	$0.79	$38,287	54,517	$0.70
Effect of dilutive securities:
Options to purchase common stock	—	343	(0.01)	—	368	(0.01)
Restricted shares	—	328	—	—	335	—
Diluted EPS:
Net income available to common shareholders	$42,704	54,952	$0.78	$38,287	55,220	$0.69

Options to purchase 2.9 million shares of common stock at prices ranging from $13.82 to $44.02 per share were outstanding at March 27, 2021, and options to purchase 3.4 million shares of common stock at prices ranging from $10.63 to $38.10 per share were outstanding at March 28, 2020.

For the three months ended March 27, 2021 and March 28, 2020, 0.2 million and 1.5 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the six months ended March 27, 2021 and March 28, 2020, 0.1 million and 1.2 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

12.    Segment Information

Management has determined that the Company has two operating segments, which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet segment and the Garden segment and are presented in the table below.
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

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands)
Net sales:
Pet segment	$491,972	$405,528	$928,382	$772,119
Garden segment	443,280	297,701	$599,100	413,938
Total net sales	$935,252	$703,229	$1,527,482	$1,186,057
Operating Income
Pet segment	62,058	43,476	105,583	72,213
Garden segment	65,962	43,161	70,613	36,278
Corporate	(23,410)	(20,532)	(44,546)	(40,321)
Total operating income	104,610	66,105	131,650	68,170
Interest expense - net	(10,151)	(9,336)	(30,920)	(17,973)
Other income (expense)	704	(979)	1,456	(674)
Income tax expense	21,564	12,648	22,945	10,920
Income including noncontrolling interest	73,599	43,142	79,241	38,603
Net income attributable to noncontrolling interest	645	438	674	316
Net income attributable to Central Garden & Pet Company	$72,954	$42,704	$78,567	$38,287
Depreciation and amortization:
Pet segment	$8,882	$9,170	$17,967	$18,242
Garden segment	8,804	2,595	11,442	5,308
Corporate	1,168	1,411	2,360	2,766
Total depreciation and amortization	$18,854	$13,176	$31,769	$26,316

	March 27, 2021	March 28, 2020	September 26, 2020
	(in thousands)
Assets:
Pet segment	$980,769	$894,294	$877,901
Garden segment	1,511,136	613,847	481,401
Corporate	355,197	659,266	980,062
Total assets	$2,847,102	$2,167,407	$2,339,364
Goodwill (included in corporate assets above):
Pet segment	$277,067	$276,966	$277,067
Garden segment	12,888	12,888	12,888
Total goodwill	$289,955	$289,854	$289,955

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended March 27, 2021			Six Months Ended March 27, 2021
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$259.5	$—	$259.5	$441.8	$—	$441.8
Dog and cat products	133.3	—	133.3	288.7	—	288.7
Other manufacturers' products	99.2	89.2	188.4	197.9	131.8	329.7
Garden controls and fertilizer products	—	131.7	131.7	—	160.8	160.8
Other garden supplies	—	222.4	222.4	—	306.5	306.5
Total	$492.0	$443.3	$935.3	$928.4	$599.1	$1,527.5

	Three Months Ended March 28, 2020			Six Months Ended March 28, 2020
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$208.9	$—	$208.9	$359.3	$—	$359.3
Dog and cat products	111.4	—	111.4	241.8	—	241.8
Other manufacturers' products	85.2	65.1	150.3	171.0	95.0	266.0
Garden controls and fertilizer products	—	110.8	110.8	—	133.9	133.9
Other garden supplies	—	121.8	121.8	—	185.0	185.1
Total	$405.5	$297.7	$703.2	$772.1	$413.9	$1,186.1

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
During fiscal 2013, the Company received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are continuing; as a result, the ultimate resolution and impact on the Company’s consolidated financial statements is uncertain.
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
As of March 27, 2021, the Company had approximately $10 million of cost in excess of insurance proceeds related to these losses recorded on its balance sheet. Subsequent to March 27, 2021, the Company received insurance proceeds of approximately $9.3 million related to these losses. The Company currently believes its insurance coverage is sufficient to cover the remaining asset-related losses as well as the business interruption loss associated with this event.
The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. The Company has not experienced recent issues with products, the resolution of which, management believes would have a material effect on the Company’s financial position or results of operations.

14.    Subsequent Events

Issuance of $400 million 4.125% Senior Notes due 2031

On April 30, 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Amended Credit Facility. Central used a portion of the net proceeds from the offering to repay all amounts outstanding under its Amended Credit Facility, with the remainder available for general corporate purposes. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933. The Company incurred approximately $6 million in financing costs associated with this issuance that will be amortized over the term of the 2031 Notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. We have grown our business through a succession of over 50 acquisitions and created a broad portfolio which allows for economies of scale and market advantages.
Our pet supplies include products for dogs and cats like premium edible chews and treats, dog chew toys, dog play toys, natural dog treats and chews, pet dental chews and solutions, pet beds, dog training pads, pet containment, grooming supplies and other accessories;

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
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; seed packets and seed starter products, weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, as well as live plants. These products are sold under the brands AMDRO®, Pennington®, and Sevin®, as well as a number of other brand names including Bell Nursery, Ironite®, Ferry-Morse®, Lilly Miller® and Over-N-Out®.
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

Recent Developments
Fiscal 2021 Second Quarter Financial Performance:
•Net sales increased $232.1 million, or 33.0%, from the prior year quarter to $935.3 million due to an increase in organic sales and recent acquisitions. Pet segment sales increased $86.5 million, and Garden segment sales increased $145.6 million.
•Organic net sales increased 23.2%, comprised of 23.1% in our Pet segment and 23.3% in our Garden segment.
•Gross profit increased $65.3 million from the prior year quarter, and gross margin decreased 40 basis points to 29.1%.
•Selling, general and administrative expense increased $26.8 million from the prior year quarter to $167.8 million, but declined as a percentage of net sales 220 basis points to 17.9%.
•Operating income increased $38.5 million, or 58.2%, from the prior year quarter, to $104.6 million.
•Net income in the second quarter of fiscal 2021 was $73.0 million, or $1.32 per diluted share, compared to a net income of $42.7 million, or $0.78 per diluted share, in the second quarter of fiscal 2020.

Acquisitions
On December 31, 2020, we purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving garden centers, retail nurseries, landscape contractors and wholesalers across the Northeast, for approximately $81 million. The addition of Hopewell to the Central portfolio strengthens our position as a leading live goods provider in the garden segment.
On February 11, 2021, we acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. We borrowed approximately $180 million on our credit facility to partially finance the acquisition. The addition of Green Garden Products is intended to expand our garden portfolio into an adjacent category.
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
COVID-19 Impact
The outbreak of COVID-19 has led to adverse impacts on human health, the global economy and society at large. The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways. Central is considered an essential business in most jurisdictions and our employees continue to work to meet essential needs. From the beginning, our priority has been the safety of our employees, customers and consumers.
Central has been impacted by COVID-19 in a number of ways, including increased demand evidenced by our organic net sales increase of 23.2% for the six months ended March 27, 2021. The increased demand for our products continues to challenge our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand.
Our facilities have largely been exempt or partially exempt from government closure orders. We have experienced temporary closures of certain facilities, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. Our manufacturing facilities and distribution centers are currently open and fully operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. We have hosted mobile vaccination clinics at some of our larger manufacturing and distribution sites, providing vaccines to our employees.
The pandemic and related increase in demand have created operational challenges which have impacted our service and fill rates. In our supply chain, we may continue to experience increased operational and logistics costs, although these did not have a material impact on our second fiscal quarter results. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
We believe we have sufficient liquidity to satisfy our cash needs with our cash and revolving credit facility as we manage through the current economic and health environment.
The volatility in demand, changing consumer consumption patterns, uncertainty regarding vaccination efforts and new variants of the virus make it difficult to predict when more normal order patterns may return. Forecasting and planning remain challenging in the current environment and will continue to be challenging as the pandemic eases in the future. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.
Subsequent Events
In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the “Notes”). We used a portion of the net proceeds to repay outstanding amounts under our senior secured revolving credit facility, with the remainder available for general corporate purposes. The Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.

Results of Operations
Three Months Ended March 27, 2021
Compared with Three Months Ended March 28, 2020
Net Sales
Net sales for the three months ended March 27, 2021 increased $232.1 million, or 33.0%, to $935.3 million from $703.2 million for the three months ended March 28, 2020. Organic net sales, which exclude the impact of acquisitions and divestitures in the last 12 months, increased $161.9 million, or 23.2%, as compared to the fiscal 2020 quarter. Our branded product sales increased $181.1 million, and sales of other manufacturers’ products increased $51.0 million.
Pet net sales increased $86.5 million, or 21.3%, to $492.0 million for the three months ended March 27, 2021 from $405.5 million for the three months ended March 28, 2020. Net sales in the prior year quarter included sales from the Breeder’s Choice business unit which we sold in December 2020. Organic net sales increased $92.4 million, or 23.1%, as compared to the prior year quarter. The sales increase was broad-based across our entire Pet portfolio and we continue to see increased demand during the pandemic due, among other things, to increased pet ownership in dog, cat, small animals and reptiles. Organic sales gains were most significant in our dog and cat, third-party product and wild bird feed businesses. Pet branded product sales increased $75.3 million, and sales of other manufacturers' products increased $11.2 million.
Garden net sales increased $145.6 million, or 48.9%, to $443.3 million for the three months ended March 27, 2021 from $297.7 million for the three months ended March 28, 2020. Sales from our recent acquisitions of DoMyOwn, Hopewell and Green Garden Products were $76.1 million and organic net sales increased $69.5 million, or 23.3%. The increased sales were broad-based across our entire Garden portfolio, including increases in sales of other manufacturers’ products and controls and fertilizers. The increased demand and sales of our products are believed to be due in significant part to increased consumer home gardening related to the pandemic and listing gains. Garden branded sales increased $105.8 million, and sales of other manufacturers' products increased $39.8 million.
Gross Profit
Gross profit for the three months ended March 27, 2021 increased $65.3 million, or 31.5%, to $272.4 million from $207.1 million for the three months ended March 28, 2020. Gross margin decreased 40 basis points to 29.1% for the three months ended March 27, 2021 from 29.5% for the three months ended March 28, 2020. Gross profit increased in both operating segments. The consolidated gross margin decline was due primarily to the initial inventory-related purchase accounting adjustments related to the three recent acquisitions in our Garden segment, although a small decline in the Pet Segment gross margin was also a contributing factor.
In the Pet segment, gross profit increased across the portfolio, with particular strength in our dog & cat business. The Pet segment gross margin declined due primarily to cost inflation (e.g., in commodities in our bird feed business, labor and ocean freight) more than offsetting gains from volume-related efficiencies.
In the Garden segment, gross profit increased from both organic and acquired businesses while the gross margin remained relatively stable as compared to the prior year quarter. Gains from the net sales increase and leveraging fixed costs were offset by cost inflation in commodities, labor and freight. Additionally, the three recent acquisitions in our Garden segment had a negative impact on the Garden gross margin due to the impact of our initial inventory-related purchase accounting adjustments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $26.8 million, or 19.0%, to $167.8 million for the three months ended March 27, 2021 from $141.0 million for the three months ended March 28, 2020. Selling, general and administrative expense increased in both operating segments and in corporate. As a percentage of net sales, selling, general and administrative expenses decreased to 17.9% for the three months ended March 27, 2021, compared to 20.1% in the comparable prior year quarter impacted by improved operating leverage and reduced travel and entertainment expense.
Selling and delivery expense increased to $83.1 million for the three months ended March 27, 2021 as compared to $71.8 million in the prior year quarter. The increase was due primarily to increased delivery expense, as a result of increased sales volumes, increased payroll-related costs and the selling and delivery expenses from our three recent acquisitions in our Garden Segment. These increases were partially offset by reduced travel and entertainment expense due to COVID-19 safety measures reducing our in-store merchandising presence and travel in general.
Warehouse and administrative expense increased $15.5 million, or 22.3%, to $84.7 million for the three months ended March 27, 2021 from $69.2 million for the three months ended March 28, 2020. The increase was due primarily to the warehouse and administrative costs associated with our three recent acquisitions, including the amortization of intangibles related to purchase accounting. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $2.9 million due primarily to increased variable compensation, payroll expense and increased equity compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $38.5 million, or 58.2%, to $104.6 million for the three months ended March 27, 2021. The increase in operating income was attributable to increased sales and gross profit partially offset by increased selling, general and administrative expense. Our operating margin increased from 9.4% in the prior year quarter to 11.2% in the current year quarter due to a 220 basis point decline in selling, general and administrative expense as a percentage of net sales, partially offset by a 40 basis point decline in gross margin.
Pet operating income increased $18.6 million, or 42.7%, to $62.1 million for the three months ended March 27, 2021 from $43.5 million for the three months ended March 28, 2020. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 190 basis points due to increased sales and lower selling, general and administrative expense as a percentage of net sales, partially offset by a lower gross margin.
Garden operating income increased $22.8 million to $66.0 million for the three months ended March 27, 2021 from $43.2 million for the three months ended March 28, 2020. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin improved to 14.9% due to increased sales and lower selling, general and administrative expense as a percentage of net sales.
Corporate operating expense increased $2.9 million, or 14.0%, to $23.4 million for the three months ended March 27, 2021 from $20.5 million for the three months ended March 28, 2020. Corporate expense increased due primarily to increased variable compensation, payroll expense and increased equity compensation expense, but declined as a percentage of consolidated net sales.
Net Interest Expense
Net interest expense for the three months ended March 27, 2021 increased $0.9 million, or 8.7%, to $10.2 million from $9.3 million for the three months ended March 28, 2020 due primarily to higher debt balances outstanding during the quarter. Debt outstanding on March 27, 2021 was $979.0 million compared to $693.7 million at March 28, 2020.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income was $0.7 million of income for the quarter ended March 27, 2021 compared to expense of $1.0 million for the quarter ended March 28, 2020, due primarily to foreign currency gains in the current year quarter as compared to losses in the prior year quarter.
Income Taxes
Our effective income tax rate was 22.7% for the quarter ended March 27, 2021 and for the quarter ended March 28, 2020.
Net Income and Earnings Per Share
Our net income in the second quarter of fiscal 2021 was $73.0 million, or $1.32 per diluted share, compared to a net income of $42.7 million, or $0.78 per diluted share, in the second quarter of fiscal 2020.

Six Months Ended March 27, 2021
Compared with Six Months Ended March 28, 2020
Net Sales
Net sales for the six months ended March 27, 2021 increased $341.4 million, or 28.8%, to $1,527.5 million from $1,186.1 million for the six months ended March 28, 2020. Organic net sales increased $272.8 million, or 23.2%, as compared to the prior year six-month period. Our branded product sales increased $262.5 million, and sales of other manufacturers’ products increased $78.9 million.
Pet net sales increased $156.3 million, or 20.2%, to $928.4 million for the six months ended March 27, 2021 from $772.1 million for the six months ended March 28, 2020. Net sales in the prior year period include sales from the Breeder’s Choice business unit which we sold in December 2020. Organic net sales increased $164.1 million, or 21.5%, as compared to the prior year six-month period. The sales increase was broad-based across our entire Pet portfolio and we continue to see increased demand during the pandemic due, among other things, to increased pet ownership in dog, cat, small animals and reptiles. Organic sales gains were most significant in our dog and cat, third-party product and wild bird feed businesses. Pet branded sales increased $131.3 million, and sales of other manufacturer's products increased $25.0 million.
Garden net sales increased $185.1 million, or 44.7%, to $599.1 million for the six months ended March 27, 2021 from $414.0 million for the six months ended March 28, 2020. Organic sales increased $108.7 million, or 26.3%, and sales from our recent acquisitions of DoMyOwn, Hopewell and Green Garden Products contributed $76.4 million. The increased sales were broad-based across our entire Garden portfolio, including sales increases in sales of other manufacturers’ products, controls and fertilizers, wild bird feed and grass seed. We believe the sales increase across our Garden portfolio was driven in significant part by consumer engagement related to home activities such as gardening and retailer listing gains. Garden branded sales increased $131.2 million, and sales of other manufacturers’ products increased $53.9 million.
Gross Profit
Gross profit for the six months ended March 27, 2021 increased $99.4 million, or 29.4%, to $437.8 million from $338.4 million for the six months ended March 28, 2020. Gross margin increased 20 basis points to 28.7% for the six months ended March 27, 2021 from 28.5% for the six months ended March 28, 2020. Both Garden and Pet contributed to the increase in gross profit while, the gross margin increase was due primarily to the improvement in the Garden segment gross margin.
In the Pet segment, gross profit increased due to increased sales while the gross margin remained unchanged. Gross margin gains were due primarily to volume-related efficiencies and increased pricing, which were offset by increased commodity costs in our wild bird feed business, increased ocean freight costs, which impacted our aquatics and dog bedding businesses, and increased labor costs.
In the Garden segment, both gross profit and gross margin increased. Increased sales and gross margin improvement drove the increase in gross profit. The Garden gross margin improved in most of the Garden business units due primarily to increased sales which leveraged fixed production costs. This impact was especially noteworthy in our live plant, grass seed and controls and fertilizer businesses. These gross margin gains were partially offset by a decline in gross margin in our wild bird feed business, which was adversely impacted by increased commodity costs, and the impact of purchase accounting related to our recent acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $36.0 million, or 13.3%, to $306.2 million for the six months ended March 27, 2021 from $270.2 million for the six months ended March 28, 2020. As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% for the six months ended March 27, 2021 from 22.8% for the comparable prior year six-month period; both operating segments and corporate contributed to the improvement.
Selling and delivery expense increased $15.1 million, or 11.2%, to $149.5 million for the six months ended March 27, 2021 from $134.4 million for the six months ended March 28, 2020. The increase was due primarily to the addition of our three recent acquisitions, increased delivery expense, as a result of increased sales volumes and higher shipping costs, and increased payroll-related costs. These increases were partially offset by reduced travel and entertainment expense.
Warehouse and administrative expense increased $20.9 million, or 15.4%, to $156.7 million for the six months ended March 27, 2021 from $135.8 million for the six months ended March 28, 2020. The increased expense was driven by the addition of our three recent acquisitions in the Garden segment and a $2.6 million loss in our Pet segment resulting from the sale of the Breeder’s Choice business in our fiscal first quarter. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $4.2 million due primarily to increased variable compensation, payroll expense and increased non-cash equity compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $63.5 million to $131.7 million for the six months ended March 27, 2021 from $68.2 million for the six months ended March 28, 2020. Our operating margin increased to 8.6% for the six months ended March 27, 2021 from 5.7% for the six months ended March 28, 2020. Increased sales of $341.4 million and a 280 basis point decrease in selling, general and administrative expense as a percentage of net sales were partially offset by a 20 basis point decline in gross margin.
Pet operating income increased $33.4 million, or 46.2%, to $105.6 million for the six months ended March 27, 2021 from $72.2 million for the six months ended March 28, 2020. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 200 basis points due to increased sales and lower selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $34.3 million to $70.6 million for the six months ended March 27, 2021 from $36.3 million for the six months ended March 28, 2020. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin improved 300 basis points to 11.8% due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of net sales.
Corporate operating expense increased $4.2 million to $44.5 million in the current six-month period from $40.3 million in the comparable fiscal 2020 period due primarily to increased variable compensation, payroll expense and increased non-cash equity compensation expense.
Net Interest Expense
Net interest expense for the six months ended March 27, 2021 increased $12.9 million, or 72.0%, to $30.9 million from $18.0 million for the six months ended March 28, 2020. In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense of approximately $10.0 million in the fiscal 2021 quarter. Also contributing to the increase in net interest expense was a higher debt balance during the six-month period.
Debt outstanding on March 27, 2021 was $979.0 million compared to $693.7 million as of March 28, 2020. Our average borrowing rate for the six months ended March 27, 2021 decreased to 4.6% from 5.8% for the six months ended March 28, 2020.
Other Income
Other income (expense) was income of $1.5 million for the six-month period ended March 27, 2021 compared to an expense of $0.7 million for the six-month period ended March 28, 2020. The increase was due primarily to foreign currency gains in the current six-month period.
Income Taxes
Our effective income tax rate was 22.5% for the six-month period ended March 27, 2021 compared to 22.1% for the six-month period ended March 28, 2020. Due to the large increase in earnings for the six-month period ended March 27, 2021, permanent tax benefits had a smaller impact on our current year effective tax rate.
Net Income and Earnings Per Share
Our net income for the six months ended March 27, 2021 was $78.6 million, or $1.43 per diluted share, compared to $38.3 million, or $0.69 per diluted share, for the six months ended March 28, 2020.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, adjusted EBITDA and organic sales. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization (or operating income plus depreciation and amortization expense). We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluation. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
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

		GAAP to Non-GAAP Reconciliation For the Six Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		March 27, 2021	March 28, 2020
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$78,567	$38,287
Incremental expenses from note redemption and issuance	(1)	9,952	—
Loss on sale of business	(2)	2,611	—
Tax effect of incremental expenses and loss on sale		(2,821)	—
Non-GAAP net income attributable to Central Garden & Pet		$88,309	$38,287
GAAP diluted net income per share		$1.43	$0.69
Non-GAAP diluted net income per share		$1.61	$0.69
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,930	55,220

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

CONSOLIDATED	GAAP to Non-GAAP Reconciliation
	For Three Months Ended March 27, 2021			For the Six Months Ended March 27, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q2 FY 21	$935.3	$76.1	$859.2	$1,527.5	$76.4	$1,451.1
Q2 FY 20	$703.2	$5.9	$697.3	$1,186.1	$7.8	$1,178.3
$ increase	$232.1		$161.9	$341.4		$272.8
% increase	33.0%		23.2%	28.8%		23.2%

PET	GAAP to Non-GAAP Reconciliation
	For Three Months Ended March 27, 2021			For the Six Months Ended March 27, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q2 FY 21	$492.0	$—	$492.0	$928.4	$—	$928.4
Q2 FY 20	$405.5	$5.9	$399.6	$772.1	$7.8	$764.3
$ increase	$86.5		$92.4	$156.3		$164.1
% increase	21.3%		23.1%	20.2%		21.5%

GARDEN	GAAP to Non-GAAP Reconciliation
	For Three Months Ended March 27, 2021			For the Six Months Ended March 27, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q2 FY 21	$443.3	$76.1	$367.2	$599.1	$76.4	$522.7
Q2 FY 20	$297.7	$—	$297.7	$414.0	$—	$414.0
$ increase	$145.6		$69.5	$185.1		$108.7
% increase	48.9%		23.3%	44.7%		26.3%

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended March 27, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	—	—	—	$72,954
Interest expense, net	—	—	—	10,151
Other income	—	—	—	(704)
Income tax expense	—	—	—	21,564
Net income attributable to noncontrolling interest	—	—	—	645
Sum of items below operating income	—	—	—	31,656
Income (loss) from operations	$65,962	$62,058	$(23,410)	$104,610
Depreciation & amortization	8,804	8,882	1,168	$18,854
Adjusted EBITDA	$74,766	$70,940	$(22,242)	$123,464

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended March 28, 2020
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	—	—	—	$42,704
Interest expense, net	—	—	—	9,336
Other expense	—	—	—	979
Income tax expense	—	—	—	12,648
Net income attributable to noncontrolling interest	—	—	—	438
Sum of items below operating income	—	—	—	23,401
Income (loss) from operations	$43,161	$43,476	$(20,532)	$66,105
Depreciation & amortization	2,595	9,170	1,411	13,176
Adjusted EBITDA	$45,756	$52,646	$(19,121)	$79,281

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Six Months Ended March 27, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	—	—	—	$78,567
Interest expense, net	—	—	—	30,920
Other income	—	—	—	(1.456)
Income tax expense	—	—	—	22,945
Net income attributable to noncontrolling interest	—	—	—	674
Sum of items below operating income	—	—	—	53,083
Income (loss) from operations	$70,613	$105,583	$(44,546)	$131,650
Depreciation & amortization	11,442	17,967	2,360	31,769
Adjusted EBITDA	$82,055	$123,550	$(42,186)	$163,419

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Six Months Ended March 28, 2020
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	—	—	—	$38,287
Interest expense, net	—	—	—	17,973
Other expense	—	—	—	674
Income tax expense	—	—	—	10,920
Net income attributable to noncontrolling interest	—	—	—	316
Sum of items below operating income	—	—	—	29,883
Income (loss) from operations	$36,278	$72,213	$(40,321)	$68,170
Depreciation & amortization	5,308	18,242	2,766	26,316
Adjusted EBITDA	$41,586	$90,455	$(37,555)	$94,486

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
During fiscal 2020 and in the first six months of fiscal 2021, commodity costs as well as freight and labor costs increased. In both fiscal 2020 and the first six months of fiscal 20221, tariffs implemented had a negative impact in instances where we were unable to pass through the incremental costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2020, the weather during the peak gardening season was particularly favorable. In fiscal 2020, approximately 67% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.
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
We service two broad markets: pet supplies and lawn and garden consumables. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 67% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Operating Activities
Net cash used by operating activities increased by $27.5 million, from $92.7 million for the six months ended March 28, 2020, to $120.2 million for the six months ended March 27, 2021. The increase in cash used was due primarily to changes in our working capital accounts for the period ended March 27, 2021, as compared to the prior year period, primarily an increase in inventory, due to our seasonal build in preparation for the lawn and garden season and the overall increased demand for our products.
Investing Activities
Net cash used in investing activities increased $741.0 million, from $24.4 million for the six months ended March 28, 2020 to $765.4 million during the six months ended March 27, 2021. The increase in cash used in investing activities was due primarily to acquisition activity in the current year and increased capital expenditures in the current year compared to the prior year, partially offset by proceeds received from the sale of our Breeder's Choice business during the first quarter of fiscal 2021 and decreased investments in the current year compared to the prior year. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million. During the second quarter of fiscal 2021, we acquired Hopewell Nursery on December 31, 2020 for approximately $81 million and Green Garden Products on February 11, 2021 for approximately $571 million.
Financing Activities
Net cash provided by financing activities increased $319.6 million, from $49.2 million of cash used for the six months ended March 28, 2020, to $270.5 million of cash provided for the six months ended March 27, 2021. The increase in cash provided by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes and net borrowings under our senior secured credit facility of $190 million, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuance of the 2030 Notes. There were also decreased open market purchases of our common stock during the current year period as compared to the prior year. During the six months ended March 27, 2021, we did not make any open market purchases of our common stock. During the six months ended March 28, 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $5.8 million, or approximately $26.53 per share, and 1.6 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $41.4 million, or approximately $25.89 per share.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $75 million in fiscal 2021, of which we have invested approximately $34 million year to date.
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
Total Debt
At March 27, 2021, our total debt outstanding was $979.0 million, as compared with $693.7 million at March 28, 2020.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 27, 2021.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 27, 2021.
Issuance of $400 million 4.125% Senior Notes due 2031

In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The 2031 Notes require interest payments on April 30 and October 30 of each year, beginning October 30, 2021. The 2031 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our Amended Credit Facility. We used the net proceeds from the offering to repay all amounts outstanding under our Amended Credit Facility, with the remainder for general corporate purposes. We incurred debt issuance costs of approximately $6 million in conjunction with this issuance, which will be amortized over the term of the 2031 Notes.

We may redeem some or all of the 2031 Notes, at our option, at any time on or after April 30, 2026, at a redemption price of 102.063%, at any time on or after April 30, 2027 at a redemption price of 101.375%, at any time on or after April 30, 2028 at a redemption price of 100.688%, and at any time on or after April 30, 2029 at 100.000%, plus accrued and unpaid interest. We may also redeem up to 40% of the notes using the proceeds of certain equity offerings before April 30, 2024, at a redemption price equal to 104.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding, the redemption date. In addition, at any time prior to April 30, 2026, we may redeem some or all of the notes at a price equal to 100% of the principal amount thereof, plus a "make-whole" premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $210 million as of March 27, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of March 27, 2021, there were borrowings of $190 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.6 million outstanding as of March 27, 2021.
Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 27, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of March 27, 2021. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of March 27, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 1.1%.
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
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. We were in compliance with all financial covenants under the Credit Facility during the period ended March 27, 2021.
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

Summarized Statements of Operations
	Six Months Ended		Fiscal Year Ended
	March 27, 2021		September 26, 2020
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$459,381	$975,121	$839,425	$1,720,279
Gross profit	$105,803	$311,689	$195,893	$555,616
Income (loss) from operations	$6,638	$129,966	$2,724	$187,114
Equity in earnings of Guarantor subsidiaries	$101,530	$—	$148,349	$—
Net income (loss)	$(18,993)	$101,530	$(33,326)	$148,349

Summarized Balance Sheet Information
	As of		As of
	March 27, 2021		September 26, 2020
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$341,034	$764,246	$900,416	$560,919
Intercompany receivable from Non-guarantor subsidiaries	688,458	61,391	36,329	61,595
Other assets	2,248,493	1,647,149	2,042,206	1,631,167
Total assets	$3,277,985	$2,472,786	$2,978,951	$2,253,681

Current liabilities	$169,264	$278,360	$170,378	$247,810
Long-term debt	978,887	—	693,956	—
Other liabilities	1,020,008	103,420	1,095,288	101,912
Total liabilities	$2,168,159	$381,780	$1,959,622	$349,722

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 regarding off-balance sheet arrangements.
Contractual Obligations
Except as discussed in Note 8. Long Term Debt, related to our issuance of the 2030 Notes and the 2031 Notes and redemption of 2023 Notes, there have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.
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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 27, 2021.
(b) Changes in Internal Control Over Financial Reporting. During December 2020 through February 2021, we completed the acquisitions of DoMyOwn, Hopewell Nursery and Green Garden Products. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded the three recent acquisitions from our evaluation for the period ended March 27, 2021. We are in the process of integrating the three acquisitions into our system of internal control over financial reporting.

Except as noted above, there were no other changes in our internal control over financial reporting during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 27, 2021 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 27, 2020 - January 30, 2021	11,286	(3)	$39.28	—	$100,000,000
January 31, 2021 - February 27, 2021	3,759	(3)	$43.67	—	$100,000,000
February 28, 2021 - March 27, 2021	1,112	(3)	$45.53	—	$100,000,000
Total	16,157		$40.73	—	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of March 27, 2021, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 1.6 million shares remaining under our Equity Dilution Authorization as of March 27, 2021.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
2.1	Agreement and Plan of Merger, dated December 30, 2020, between Central Garden & Pet Company and Flora Parent, Inc.(1)	8-K	001-33268	2.1	2/17/2021

4.1	Twelfth Supplemental Indenture, dated as of March 10, 2021 by P&M Solutions, LLC, the Company, the other Guarantors and Wells Fargo Bank, National Association as trustee.					X

4.2
Thirteenth Supplemental Indenture, dated effective as of April 9, 2021 by (i) Flora Parent, Inc., (ii) Seed Holdings, Inc., (iii) Plantation Products, LLC, (iv) Ferry-Morse Seed Company, (v) Livingston Seed Company, (vi) MARTEAL LTD, (vii) A.E. MCKENZIE CO. ULC, the Company, the other Guarantors and Wells Fargo Bank, National Association, as trustee.
X

4.3
First Amendment to Second Amended and Restated Credit Agreement as of March 29, 2021 by and among Central Garden & Pet Company, each of the other Borrowers party hereto, and the Guarantors party hereto, the other Borrowers and Guarantors, the Lenders party hereto, and Truist Bank, successor by merger to SunTrust Bank, as the administrative agent.
X

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (included as Exhibit 101)
*	Management contract or compensatory plan or arrangement
(1)	Portions of the exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 6, 2021

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)