Form 10-Q
period 2021-06-26
CENTRAL GARDEN & PET CO
filed 2021-08-05
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2021	11,336,358
Class A Common Stock Outstanding as of July 31, 2021	42,758,228
Class B Stock Outstanding as of July 31, 2021	1,612,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 26, 2020, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•our ability to successfully manage the impact of COVID-19 and its variants on our business, including but not limited to, the impact on our workforce, operations, fill rates, supply chain, demand for our products and services, and our financial results and condition;
•risks associated with our acquisition strategy, including our ability to successfully integrate our recent acquisitions and the impact of purchase accounting on our financial results;

•inflation and other adverse macro-economic conditions;
•our inability to pass through cost increases in a timely manner;
•the potential for future reductions in demand for product categories, which increased during the COVID-19 pandemic;
•the success of our Central to Home strategy;
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
•competition in our industries;
•continuing implementation of enterprise resource planning information technology systems;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 26, 2021	June 27, 2020	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$517,052	$495,339	$652,712
Restricted cash	11,679	13,536	13,685
Accounts receivable (less allowances of $30,506, $24,034 and $27,661)	494,432	503,288	391,773
Inventories, net	626,635	425,919	439,615
Prepaid expenses and other	32,955	29,211	27,498
Total current assets	1,682,753	1,467,293	1,525,283
Plant, property and equipment, net	306,229	239,240	244,667
Goodwill	289,955	289,854	289,955
Other intangible assets, net	125,069	138,305	134,924
Operating lease right-of-use assets	149,628	99,111	115,882
Other assets	569,870	30,166	28,653
Total	$3,123,504	$2,263,969	$2,339,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$237,050	$178,728	$205,234
Accrued expenses	234,314	174,776	201,436
Current lease liabilities	39,557	31,648	33,495
Current portion of long-term debt	86	98	97
Total current liabilities	511,007	385,250	440,262
Long-term debt	1,183,591	693,915	693,956
Long-term lease liabilities	115,178	71,458	86,516
Deferred income taxes and other long-term obligations	71,783	52,994	40,956
Equity:
Common stock, $0.01 par value: 11,336,358, 11,300,810 and 11,336,358 shares outstanding at June 26, 2021, June 27, 2020 and September 26, 2020	113	113	113
Class A common stock, $0.01 par value: 42,726,118, 41,747,928 and 41,856,626 shares outstanding at June 26, 2021, June 27, 2020 and September 26, 2020	427	417	419
Class B stock, $0.01 par value: 1,612,374, 1,647,922 and 1,612,374 shares outstanding at June 26, 2021, June 27, 2020 and September 26, 2020	16	16	16
Additional paid-in capital	576,104	563,371	566,883
Retained earnings	665,534	497,192	510,781
Accumulated other comprehensive loss	(1,831)	(1,684)	(1,409)
Total Central Garden & Pet Company shareholders’ equity	1,240,363	1,059,425	1,076,803
Noncontrolling interest	1,582	927	871
Total equity	1,241,945	1,060,352	1,077,674
Total	$3,123,504	$2,263,969	$2,339,364
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$1,037,075	$833,483	$2,564,557	$2,019,540
Cost of goods sold	716,765	571,423	1,806,427	1,419,097
Gross profit	320,310	262,060	758,130	600,443
Selling, general and administrative expenses	207,069	157,420	513,239	427,633
Operating income	113,241	104,640	244,891	172,810
Interest expense	(13,131)	(11,829)	(44,328)	(33,223)
Interest income	45	358	322	3,779
Other income (expense)	(1,086)	(3,541)	370	(4,215)
Income before income taxes and noncontrolling interest	99,069	89,628	201,255	139,151
Income tax expense	22,315	20,291	45,260	31,211
Income including noncontrolling interest	76,754	69,337	155,995	107,940
Net income attributable to noncontrolling interest	568	537	1,242	853
Net income attributable to Central Garden & Pet Company	$76,186	$68,800	$154,753	$107,087
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.41	$1.29	$2.87	$1.97
Diluted	$1.37	$1.27	$2.80	$1.95
Weighted average shares used in the computation of net income per share:
Basic	53,976	53,441	53,882	54,261
Diluted	55,658	54,168	55,236	54,984
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Income including noncontrolling interest	$76,754	$69,337	$155,995	$107,940
Other comprehensive income (loss):
Foreign currency translation	322	(39)	(422)	(8)
Total comprehensive income	77,076	69,298	155,573	107,932
Comprehensive income attributable to noncontrolling interest	568	537	1,242	853
Comprehensive income attributable to Central Garden & Pet Company	$76,508	$68,761	$154,331	$107,079
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 26, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$155,995	$107,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,759	39,598
Amortization of deferred financing costs	1,577	1,397
Non-cash lease expense	29,914	25,893
Stock-based compensation	17,040	14,042
Debt extinguishment costs	8,577	—
Loss on sale of business	2,611	—
Deferred income taxes	6,992	5,447
Loss (gain) on sale of property and equipment	62	(5)
Write-down of investments	—	3,566
Other	2,083	3,666
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(49,099)	(203,140)
Inventories	(85,382)	40,750
Prepaid expenses and other assets	33,571	1,007
Accounts payable	21,862	29,879
Accrued expenses	10,102	45,572
Other long-term obligations	(640)	117
Operating lease liabilities	(29,402)	(26,809)
Net cash provided by operating activities	178,622	88,920
Cash flows from investing activities:
Additions to plant, property and equipment	(57,047)	(26,796)
Payments to acquire companies, net of cash acquired	(733,614)	—
Proceeds from the sale of business	2,400	—
Investments	—	(4,439)
Other investing activities	(633)	(562)
Net cash used in investing activities	(788,894)	(31,797)
Cash flows from financing activities:
Repayments of long-term debt	(400,072)	(88)
Proceeds from issuance of long-term debt	900,000	—
Borrowings under revolving line of credit	858,000	200,000
Repayments under revolving line of credit	(858,000)	(200,000)
Premium paid on extinguishment of debt	(6,124)	—
Repurchase of common stock, including shares surrendered for tax withholding	(7,811)	(57,703)
Payment of contingent consideration liability	(254)	(154)
Distribution to noncontrolling interest	(531)	(96)
Payment of financing costs	(14,109)	(948)
Net cash provided (used) by financing activities	471,099	(58,989)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,507	40
Net decrease in cash, cash equivalents and restricted cash	(137,666)	(1,826)
Cash, cash equivalents and restricted cash at beginning of period	666,397	510,701
Cash, cash equivalents and restricted cash at end of period	$528,731	$508,875
Supplemental information:
Cash paid for interest	$33,933	$35,330
Cash paid for taxes	$52,162	$15,714
Operating lease right of use assets	$63,503	$13,722
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 26, 2021
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 26, 2021 and June 27, 2020, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 26, 2021 and June 27, 2020 and the condensed consolidated statements of cash flows for the nine months ended June 26, 2021 and June 27, 2020 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 26, 2021 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2020 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2020 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 26, 2021, June 27, 2020 and September 26, 2020, respectively.

	June 26, 2021	June 27, 2020	September 26, 2020
	(in thousands)
Cash and cash equivalents	$517,052	$495,339	$652,712
Restricted cash	11,679	13,536	13,685
Total cash, cash equivalents and restricted cash	$528,731	$508,875	$666,397

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

Revenue Recognition
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (less than 2% of consolidated net sales) from third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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

Accounting Standards Not Yet Adopted
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company in its first quarter of fiscal 2022 and would require the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings, if applicable. The Company is currently evaluating the impact that ASU 2019-12 may have on its condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 26, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,083	$1,083
Total liabilities	$—	$—	$1,083	$1,083

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 27, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,246	$1,246
Total liabilities	$—	$—	$1,246	$1,246

The following table presents the Company's financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 26, 2020:

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
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended June 26, 2021 and June 27, 2020:

Amount
(in thousands)
Balance September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(32)
Performance-based payments	(254)
Balance June 26, 2021	$1,083

Amount
(in thousands)
Balance September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	31
Performance-based payments	(6,154)
Balance June 27, 2020	$1,246
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 26, 2021 and June 27, 2020, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes). The estimated fair value of the Company's 2031 Notes as of June 26, 2021 was $405.1 million compared to a carrying value of $394.1 million.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of June 26, 2021 was $511.1 million, compared to a carrying value of $492.6 million.

In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 26, 2021, June 27, 2020 and September 26, 2020 was $318.0 million, $310.9 million and $316.0 million, respectively, compared to a carrying value of $296.9 million, $296.5 million and $296.6 million, respectively.
In November 2020, the Company redeemed $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”) at a price of 101.531%.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Acquisitions and Divestitures

Acquisitions
DoMyOwn
On December 18, 2020, the Company acquired DoMyOwn, a leading online retailer of professional-grade control products, for approximately $81 million. The acquisition strengthens the Company's position in the control products category and adds a leading online platform for eCommerce fulfillment and digital capabilities. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $79 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of June 26, 2021. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The financial results of DoMyOwn have been included in the results of operations within the Garden segment since the date of acquisition.
Hopewell Nursery
On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers and garden centers across the Northeast, for approximately $81 million. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $14 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of June 26, 2021. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The addition of Hopewell to the Central portfolio strengthens the Company's position as a leading live goods provider in the garden category. The financial results of Hopewell Nursery have been included in the results of operations within the Garden segment since the date of acquisition.
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company borrowed approximately $180 million under its credit facility to partially finance the acquisition. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $451 million of the purchase price remains unallocated, and is included in other assets on the Company's condensed consolidated balance sheet as of June 26, 2021. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The addition of Green Garden Products expands the Company's portfolio into an adjacent garden category. The financial results of Green Garden have been included in the results of operations within the Garden segment since the date of acquisition. For the three and nine month periods ended June 26, 2021, net sales and net income (loss) related to Green Garden Products were approximately $57 million and $(3) million, and $112 million and $2 million, respectively.
The following unaudited pro forma financial information summarizes the combined results of operations for Central and Green Garden Products as if the companies were combined as of the beginning of fiscal year 2020.

	Three months ended		Nine months ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in thousands except per share amounts, unaudited)
Net sales	$1,037,075	$903,166	$2,618,850	$2,155,753
Net income attributable to Central Garden & Pet Company	$76,186	$89,780	$178,515	$133,471
Diluted net income per share attributable to Central Garden & Pet Company	$1.37	$1.66	$3.23	$2.43

This pro forma information is based on historical results of operations, adjusted for the preliminary estimated allocation of the purchase price and other acquisition adjustments. This pro forma information is not necessarily indicative of what the results of the Company would have been had it operated the business since the beginning of the periods presented. The pro forma adjustments reflect the income statement effects of the elimination of intercompany sales and profit, amortization of intangible assets related to the fair value adjustments of the assets acquired, elimination of interest expense on Green Garden Products debt that was paid off at the time of acquisition, incremental interest expense directly resulting from the acquisition and the related tax effects.

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

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	June 26, 2021	June 27, 2020	September 26, 2020
	(in thousands)
Raw materials	$199,701	$151,412	$152,692
Work in progress	74,039	42,185	49,312
Finished goods	338,709	218,542	218,847
Supplies	14,186	13,780	18,764
Total inventories, net	$626,635	$425,919	$439,615

5.    Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three and nine months ended June 26, 2021 and June 27, 2020.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 26, 2021
Marketing-related intangible assets – amortizable	$20.6	$(18.3)	$—	$2.3
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(18.3)	(26.0)	46.9
Customer-related intangible assets – amortizable	140.3	(72.1)	(2.5)	65.7
Other acquired intangible assets – amortizable	26.0	(19.4)	—	6.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(19.4)	(1.2)	12.5
Total other intangible assets, net	$264.6	$(109.8)	$(29.7)	$125.1
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 27, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.3)	$—	$3.3
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.3)	(26.0)	47.9
Customer-related intangible assets – amortizable	140.3	(61.4)	(2.5)	76.3
Other acquired intangible assets – amortizable	26.0	(17.8)	—	8.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.0	(17.8)	(1.2)	14.1
Total other intangible assets, net	$264.6	$(96.5)	$(29.7)	$138.3
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.6)	$—	$3.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.6)	(26.0)	47.6
Customer-related intangible assets – amortizable	140.3	(64.1)	(2.5)	73.7
Other acquired intangible assets – amortizable	26.0	(18.2)	—	7.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.2)	(1.2)	13.6
Total other intangible assets, net	$264.6	$(99.9)	$(29.8)	$134.9
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three or nine months ended June 26, 2021, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted average remaining lives of three years for marketing-related intangibles, eight years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.2 million and $3.4 million for the three months ended June 26, 2021 and June 27, 2020, respectively, and $9.9 million and $10.6 million for the nine months ended June 26, 2021 and June 27, 2020, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2021 through fiscal 2025 and thereafter.
.
7.    Leases

The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 14 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1. Basis of Presentation, Leases, for more information about the Company's lease accounting policies.

Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	June 26, 2021	June 27, 2020
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$149.6	$99.1
Current lease liabilities	Current lease liabilities	$39.6	$31.6
Non-current lease liabilities	Long-term lease liabilities	115.2	71.5
Total operating lease liabilities		$154.8	$103.1

Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.2	$0.3
Current lease liabilities	Current portion of long-term debt	$0.1	$0.1
Non-current lease liabilities	Long-term debt	—	0.1
Total finance lease liabilities		$0.1	$0.2

Components of lease cost were as follows:

	Nine Months Ended June 26, 2021	Nine Months Ended June 27, 2020
	(in millions)
Operating lease cost	$32.9	$29.0
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	—	—
Total finance lease cost	$0.1	$0.1
Short-term lease cost	$3.5	$2.7
Variable lease cost	$8.1	$5.1
Total lease cost	$44.6	$36.9

Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Nine Months Ended June 26, 2021	Nine Months Ended June 27, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29.4	$26.8
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$0.1	$0.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$63.5	$13.7
Finance leases	$—	$—

Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	June 26, 2021	June 27, 2020

Weighted-average remaining lease term (in years):
Operating leases	6.4	4.8
Finance leases	1.4	2.2
Weighted-average discount rate:
Operating leases	2.8%	3.8%
Finance leases	4.8%	4.8%

Future non-cancelable lease payments are as follows:

	As of June 26, 2021
	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2021 (remaining three months)	$11.6	$—
2022	41.3	0.1
2023	29.6	—
2024	22.3	—
2025	18.2	—
Thereafter	49.1	—
Total future undiscounted lease payments	$172.1	$0.1
Less imputed interest	(17.3)	—
Total reported lease liability	$154.8	$0.1

8.    Long-Term Debt
Long-term debt consists of the following:

	June 26, 2021	June 27, 2020	September 26, 2020
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$—	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	—	—
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	—	—
Unamortized debt issuance costs	(16,445)	(6,207)	(6,142)
Net carrying value	1,183,555	693,793	693,858
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	122	220	195
Total	1,183,677	694,013	694,053
Less current portion	(86)	(98)	(97)
Long-term portion	$1,183,591	$693,915	$693,956
Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
On April 30, 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The Company used the net proceeds from the offering to repay all outstanding borrowings under its Amended Credit Facility, with the remainder to be used for general corporate purposes.
The Company incurred approximately $6 million of debt issuance costs in conjunction with this issuance, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2031 Notes.
The 2031 Notes require semi-annual interest payments on April 30 and October 30, commencing October 30, 2021. The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Amended Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
The Company may redeem some or all of the 2031 Notes at any time, at its option, prior to April 30, 2026 at the principal amount plus a "make whole" premium. At any time prior to April 30, 2024, the Company may also redeem, at its option, up to 40% of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. The Company may redeem some or all of the 2031 Notes at the Company’s option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require the Company to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 26, 2021.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 26, 2021.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 26, 2021.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of June 26, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $40 million sublimit for short-notice borrowings. As of June 26, 2021, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.6 million outstanding as of June 26, 2021.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%) and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 26, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of June 26, 2021. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of June 26, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.
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
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended June 26, 2021.

9.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 26, 2021 and June 27, 2020.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2020	$113	$419	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Comprehensive income	—	—	—	—	5,613	377	5,990	29	6,019
Amortization of share-based awards	—	—	—	3,225	—	—	3,225	—	3,225
Restricted share activity, including net share settlement	—	3	—	(364)	—	—	(361)	—	(361)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(478)	(478)
Issuance of common stock, including net share settlement of stock options	—	—	—	934	—	—	934	—	934
Balance December 26, 2020	$113	$422	$16	$570,678	$516,394	$(1,032)	$1,086,591	$422	$1,087,013
Comprehensive income	—	—	—	—	72,954	(1,121)	71,833	645	72,478
Amortization of share-based awards	—	—	—	4,106	—	—	4,106	—	4,106
Restricted share activity, including net share settlement	—	3	—	(661)	—	—	(658)	—	(658)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,308)	—	—	(1,306)	—	(1,306)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Balance March 27, 2021	$113	$427	$16	$572,815	$589,348	$(2,153)	$1,160,566	$1,013	$1,161,579
Comprehensive income	—	—	—	—	76,186	322	76,508	568	77,076
Amortization of share-based awards	—	—	—	4,526	—	—	4,526	—	4,526
Restricted share activity, including net share settlement	—	—	—	(1,132)	—	—	(1,132)	—	(1,132)
Issuance of common stock, including net share settlement of stock options	—	—	—	(105)	—	—	(105)	—	(105)
Other	—	—	—	—	—	—	—	1	1
Balance June 26, 2021	$113	$427	$16	$576,104	$665,534	$(1,831)	$1,240,363	$1,582	$1,241,945

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2019	$115	$430	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Comprehensive income	—	—	—	—	(4,417)	436	(3,981)	(122)	(4,103)
Amortization of share-based awards	—	—	—	2,804	—	—	2,804	—	2,804
Restricted share activity, including net share settlement	—	—	—	(318)	—	—	(318)	—	(318)
Repurchase of stock		(8)		(8,488)	(13,632)		(22,128)		(22,128)
Issuance of common stock, including net share settlement of stock options	—	1	—	739	—	—	740	—	740
Balance December 28, 2019	$115	$423	$16	$570,117	$403,693	$(1,240)	$973,124	$48	$973,172
Comprehensive income	—	—	—	—	42,704	(405)	42,299	438	42,737
Amortization of share-based awards	—	—	—	2,923	—	—	2,923	—	2,923
Restricted share activity, including net share settlement	—	3	—	(807)	—	—	(804)	—	(804)
Repurchase of stock	(2)	(8)		(10,121)	(14,911)	—	(25,042)		(25,042)
Issuance of common stock, including net share settlement of stock options	—	—	—	513	—	—	513	—	513
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(57)	(57)
Balance March 28, 2020	$113	$418	$16	$562,625	$431,486	$(1,645)	$993,013	$429	$993,442
Comprehensive income	—	—	—	—	68,800	(39)	68,761	537	69,298
Amortization of share-based awards	—	—	—	3,754	—	—	3,754	—	3,754
Restricted share activity, including net share settlement	—	—	—	(1,425)	—	—	(1,425)	—	(1,425)
Issuance of common stock, including net share settlement of stock options	—	1	—	405	—	—	406	—	406
Repurchase of common stock		(2)		(1,988)	(3,094)		(5,084)		(5,084)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
Balance June 27, 2020	$113	$417	$16	$563,371	$497,192	$(1,684)	$1,059,425	$927	$1,060,352

10.    Stock-Based Compensation
The Company recognized share-based compensation expense of $17.0 million and $14.0 million for the nine months ended June 26, 2021 and June 27, 2020, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 26, 2021 and June 27, 2020 was $4.0 million and $3.4 million, respectively.

11.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Nine Months Ended
	June 26, 2021			June 26, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$76,186	53,976	$1.41	$154,753	53,882	$2.87
Effect of dilutive securities:
Options to purchase common stock	—	840	(0.02)	—	679	(0.04)
Restricted shares	—	842	(0.02)	—	675	(0.03)
Diluted EPS:
Net income available to common shareholders	$76,186	55,658	$1.37	$154,753	55,236	$2.80

	Three Months Ended			Nine Months Ended
	June 27, 2020			June 27, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$68,800	53,441	$1.29	$107,087	54,261	$1.97
Effect of dilutive securities:
Options to purchase common stock	—	278	(0.01)	—	339	(0.01)
Restricted shares	—	449	(0.01)	—	384	(0.01)
Diluted EPS:
Net income available to common shareholders	$68,800	54,168	$1.27	$107,087	54,984	$1.95

Options to purchase 2.6 million shares of common stock at prices ranging from $13.82 to $51.37 per share were outstanding at June 26, 2021, and options to purchase 3.1 million shares of common stock at prices ranging from $10.63 to $38.10 per share were outstanding at June 27, 2020.

For the three months ended June 26, 2021, all options outstanding were included in the computation of diluted earnings per share. For the three months ended June 27, 2020, 0.5 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the nine months ended June 26, 2021 and June 27, 2020, 0.2 million and 1.0 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in thousands)
Net sales:
Pet segment	$507,788	$461,567	$1,436,170	$1,233,686
Garden segment	529,287	371,916	$1,128,387	785,854
Total net sales	$1,037,075	$833,483	$2,564,557	$2,019,540
Operating Income
Pet segment	71,021	63,606	176,604	135,819
Garden segment	67,037	64,941	137,650	101,219
Corporate	(24,817)	(23,907)	(69,363)	(64,228)
Total operating income	113,241	104,640	244,891	172,810
Interest expense - net	(13,086)	(11,471)	(44,006)	(29,444)
Other income (expense)	(1,086)	(3,541)	370	(4,215)
Income tax expense	22,315	20,291	45,260	31,211
Income including noncontrolling interest	76,754	69,337	155,995	107,940
Net income attributable to noncontrolling interest	568	537	1,242	853
Net income attributable to Central Garden & Pet Company	$76,186	$68,800	$154,753	$107,087
Depreciation and amortization:
Pet segment	$8,960	$9,249	$26,927	$27,491
Garden segment	10,808	2,663	22,250	7,971
Corporate	1,222	1,371	3,582	4,136
Total depreciation and amortization	$20,990	$13,283	$52,759	$39,598

	June 26, 2021	June 27, 2020	September 26, 2020
	(in thousands)
Assets:
Pet segment	$976,189	$894,454	$877,901
Garden segment	1,328,664	551,741	481,401
Corporate	818,651	817,774	980,062
Total assets	$3,123,504	$2,263,969	$2,339,364
Goodwill (included in corporate assets above):
Pet segment	$277,067	$276,966	$277,067
Garden segment	12,888	12,888	12,888
Total goodwill	$289,955	$289,854	$289,955

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended June 26, 2021			Nine Months Ended June 26, 2021
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$277.5	$—	$277.5	$719.4	$—	$719.4
Dog and cat products	131.9	—	131.9	420.6	—	420.6
Other manufacturers' products	98.4	126.0	224.4	296.2	274.9	571.1
Garden controls and fertilizer products	—	92.3	92.3	—	253.1	253.1
Other garden supplies	—	311.0	311.0	—	600.4	600.4
Total	$507.8	$529.3	$1,037.1	$1,436.2	$1,128.4	$2,564.6

	Three Months Ended June 27, 2020			Nine Months Ended June 27, 2020
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$254.6	$—	$254.6	$613.9	$—	$613.9
Dog and cat products	117.0	—	117.0	358.8	—	358.8
Other manufacturers' products	90.0	90.1	180.1	261.0	182.2	443.2
Garden controls and fertilizer products	—	100.3	100.3	—	234.2	234.2
Other garden supplies	—	181.5	181.5	—	369.4	369.4
Total	$461.6	$371.9	$833.5	$1,233.7	$785.9	$2,019.5

13.    Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes are likely to have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The court reversed the existing judgment in favor of the Company on the patent claim and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The Company intends to vigorously pursue its defenses in the future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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

14.    Subsequent Events

Acquisition of D&D Commodities Limited
On June 30, 2021, the Company purchased D&D Commodities, Ltd. ("D&D"), a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt. The addition of D&D will expand Central's portfolio in the bird feed category and is expected to deepen the Company's relationship with major retailers.

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
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; seed packets and seed starter products; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, as well as live plants. These products are sold under the brands AMDRO®, Pennington®, and Sevin®, as well as a number of other brand names including Bell Nursery, Ironite®, Ferry-Morse®, Lilly Miller® and Over-N-Out®.
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

Recent Developments
Fiscal 2021 Third Quarter Financial Performance:
•Net sales increased $203.6 million, or 24.4%, from the prior year quarter to $1,037.1 million due to sales from our three recent acquisitions and an increase in organic sales. Pet segment sales increased $46.2 million, and Garden segment sales increased $157.4 million.
•Organic net sales increased 8.7%, comprised of 11.4% in our Pet segment and 5.5% in our Garden segment.
•Gross profit increased $58.3 million from the prior year quarter, and gross margin decreased 50 basis points to 30.9%.
•Selling, general and administrative expense increased $49.6 million from the prior year quarter to $207.1 million and as a percentage of net sales 110 basis points to 20.0%.
•Operating income increased $8.6 million, or 8.2%, from the prior year quarter, to $113.2 million.
•Net income in the third quarter of fiscal 2021 was $76.2 million, or $1.37 per diluted share, compared to net income of $68.8 million, or $1.27 per diluted share, in the third quarter of fiscal 2020.
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
Central has been impacted by COVID-19 in a number of ways, including increased demand evidenced by our organic net sales increase of 17% for the nine months ended June 26, 2021. The increased demand for our products continues to challenge our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. Our manufacturing facilities and distribution centers are currently open and fully operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. We have hosted mobile vaccination clinics at some of our larger manufacturing and distribution sites, in order to make vaccines available to our employees.
The pandemic and related increase in demand have created operational challenges, which have impacted our service and fill rates. In our supply chain, we may continue to experience increased operational and logistics costs. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. Additionally, we continue to face inflationary pressures stemming from the COVID-19 operating environment, including notable increases in costs for key commodities, labor and freight.
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
Subsequent Event
On June 30, 2021, the Company purchased D&D Commodities, Ltd. ("D&D"), a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt.. The addition of D&D will expand Central's portfolio in the bird feed category and is expected to deepen the Company's relationship with major retailers.

Results of Operations
Three Months Ended June 26, 2021
Compared with Three Months Ended June 27, 2020
Net Sales
Net sales for the three months ended June 26, 2021 increased $203.6 million, or 24.4%, to $1,037.1 million from $833.5 million for the three months ended June 27, 2020. Organic net sales, which exclude the impact of acquisitions and divestitures in the last 12 months, increased $72.2 million, or 8.7%, as compared to the fiscal 2020 quarter. Our branded product sales increased $160.3 million, and sales of other manufacturers’ products increased $43.3 million.
Pet net sales increased $46.2 million, or 10.0%, to $507.8 million for the three months ended June 26, 2021 from $461.6 million for the three months ended June 27, 2020. Net sales in the prior year quarter included sales from the Breeder’s Choice business unit which we sold in December 2020. Organic net sales increased $51.8 million, or 11.4%, as compared to the prior year quarter. The sales increase was broad-based across most of our Pet portfolio as we continued to see increased demand during the pandemic due, among other things, to increased pet ownership of dogs, cats, small animals and reptiles. Organic sales gains were most significant in our dog and cat, live fish and aquatic, and pet distribution businesses. These sales gains were partially offset by a decline in Pet wild bird feed sales impacted by shipping delays and COVID related challenges in a facility. Pet branded product sales increased $38.8 million, and sales of other manufacturers' products increased $7.4 million.
Garden net sales increased $157.4 million, or 42.3%, to $529.3 million for the three months ended June 26, 2021 from $371.9 million for the three months ended June 27, 2020. Sales from our recent acquisitions of DoMyOwn, Hopewell and Green Garden Products were $137.0 million and organic net sales increased $20.4 million, or 5.5%. The organic sales increase was due primarily to volume-based gains in live plants and sales of other manufacturers' products and an increase in our Garden wild bird feed business which was primarily driven by price increases intended to mitigate the impact of commodity inflation. The increased demand and sales of our products are believed to be due in significant part to increased consumer home gardening related to the pandemic and listing gains. Garden branded sales increased $121.5 million, and sales of other manufacturers' products increased $35.9 million, both gains driven primarily by recent acquisitions and secondarily by organic sales growth.
Gross Profit
Gross profit for the three months ended June 26, 2021 increased $58.2 million, or 22.2%, to $320.3 million from $262.1 million for the three months ended June 27, 2020. Gross profit increased in both operating segments. Gross margin decreased 50 basis points to 30.9% for the three months ended June 26, 2021 from 31.4% for the three months ended June 27, 2020. The consolidated gross margin decline was due to the initial inventory-related purchase accounting adjustments related to the three recent acquisitions in our Garden segment. Overall, our gross margins are under pressure from the current inflationary environment and we continue to experience cost increases, primarily in commodities, labor and freight costs. We intend to continue to seek price increases to offset the rising costs but do not anticipate that we will be able to fully offset the cost pressures in 2021.
In the Pet segment, gross profit increased across the portfolio, with particular strength in our dog and cat business. The pet segment gross margin improved as volume-related efficiencies, selective price increases and a mix improvement were partially offset by cost inflation in commodities, labor and freight.

In the Garden segment, gross profit increased due to the three recent acquisitions, but the Garden gross margin declined due to the initial inventory-related purchase accounting adjustments related to the acquisitions. Additionally, the Garden organic gross margins declined due primarily to rising costs in commodities, labor and freight.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $49.6 million, or 31.5%, to $207.1 million for the three months ended June 26, 2021. The increase in selling, general and administrative expense was primarily in our Garden segment due to a large extent to the three recent acquisitions, although selling, general and administrative expense increased in both operating segments and in corporate. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% for the three months ended June 26, 2021, compared to 18.9% in the comparable prior year quarter due primarily to increased sales volumes, wage and freight inflation and increased marketing investment for brand development and innovation.
Selling and delivery expense increased to $107.7 million for the three months ended June 26, 2021 as compared to $77.4 million in the prior year quarter. The increase was due primarily to higher delivery expense, as a result of increased sales volumes, increased payroll-related costs and the selling and delivery expenses from the three recent acquisitions in our Garden Segment. Additionally, selling and delivery expense increased from increased marketing investment for brand development and innovation.
Warehouse and administrative expense increased $19.4 million, or 24.2%, to $99.4 million for the three months ended June 26, 2021 from $80.0 million for the three months ended June 27, 2020. The increase was due primarily to the warehouse and administrative costs associated with the three recent acquisitions, including the amortization of intangibles related to purchase accounting. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $0.9 million due primarily to increased variable compensation and increased equity compensation expense partially offset by reduced third-party expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $8.6 million, or 8.2%, to $113.2 million for the three months ended June 26, 2021. The increase in operating income was attributable to increased sales and gross profit partially offset by increased selling, general and administrative expense. Our operating margin decreased from 12.6% in the prior year quarter to 10.9% in the current year quarter due to a 50 basis point decline in gross margin and a 110 basis point increase in selling, general and administrative expense as a percentage of net sales.
Pet operating income increased $7.4 million, or 11.7%, to $71.0 million for the three months ended June 26, 2021 from $63.6 million for the three months ended June 27, 2020. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 20 basis points due to increased sales and an improved gross margin partially offset by higher selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $2.1 million to $67.0 million for the three months ended June 26, 2021 from $64.9 million for the three months ended June 27, 2020. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin declined 480 basis points to 12.7% due to a lower gross margin, which was impacted by inventory-related purchase accounting, and higher selling, general and administrative expense as a percentage of net sales.
Corporate operating expense increased $0.9 million, or 3.8%, to $24.8 million for the three months ended June 26, 2021 from $23.9 million for the three months ended June 27, 2020. Corporate expense increased due primarily to increased variable compensation and increased equity compensation expense partially offset by reduced third-party expenses, but declined as a percentage of consolidated net sales.
Net Interest Expense
Net interest expense for the three months ended June 26, 2021 increased $1.6 million, or 14.1%, to $13.1 million from $11.5 million for the three months ended June 27, 2020 due primarily to higher debt balances outstanding during the quarter. In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031. We used a portion of the net proceeds to repay outstanding amounts under our senior secured revolving credit facility, with the remainder available for general corporate purposes. Debt outstanding on June 26, 2021 was $1,183.7 million compared to $694.0 million at June 27, 2020.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was $1.1 million of income for the quarter ended June 26, 2021 compared to expense of $3.5 million for the quarter ended June 27, 2020. The improvement in other income (expense) was due primarily to the impairment in the prior year quarter of two investments in private companies impacted by the COVID-19 pandemic.

Income Taxes
Our effective income tax rate was 22.5% for the quarter ended June 26, 2021 and 22.6% for the quarter ended June 27, 2020.
Net Income and Earnings Per Share
Our net income in the third quarter of fiscal 2021 was $76.2 million, or $1.37 per diluted share, compared to a net income of $68.8 million, or $1.27 per diluted share, in the third quarter of fiscal 2020.

Nine Months Ended June 26, 2021
Compared with Nine Months Ended June 27, 2020
Net Sales
Net sales for the nine months ended June 26, 2021 increased $545.1 million, or 27.0%, to $2,564.6 million from $2,019.5 million for the nine months ended June 27, 2020. Organic net sales increased $345.1 million, or 17.2%, as compared to the prior year nine-month period. Our branded product sales increased $422.9 million, and sales of other manufacturers’ products increased $122.2 million.
Pet net sales increased $202.5 million, or 16.4%, to $1,436.2 million for the nine months ended June 26, 2021 from $1,233.7 million for the nine months ended June 27, 2020. Net sales in the prior year period include sales from the Breeder’s Choice business unit which we sold in December 2020. Organic net sales increased $215.9 million, or 17.7%, as compared to the prior year nine-month period. The sales increase was broad-based across our entire Pet portfolio and we continue to see increased demand during the pandemic due, among other things, to increased pet ownership of dogs, cats, small animals and reptiles. Organic sales gains were most significant in our dog and cat, pet distribution, aquatics and outdoor cushion businesses. Pet branded sales increased $170.2 million, and sales of other manufacturer's products increased $32.3 million.
Garden net sales increased $342.6 million, or 43.6%, to $1,128.4 million for the nine months ended June 26, 2021 from $785.8 million for the nine months ended June 27, 2020. Organic sales increased $129.2 million, or 16.4%, and sales from our recent acquisitions of DoMyOwn, Hopewell and Green Garden Products contributed $213.4 million. The increased sales were broad-based across our entire Garden portfolio, including sales increases in sales of other manufacturers’ products, wild bird feed, live plant and controls and fertilizers. We believe the sales increase across our Garden portfolio was driven in significant part by increased consumer home gardening related to the pandemic and retailer listing gains. Garden branded sales increased $252.7 million, and sales of other manufacturers’ products increased $89.9 million.
Gross Profit
Gross profit for the nine months ended June 26, 2021 increased $157.7 million, or 26.3%, to $758.1 million from $600.4 million for the nine months ended June 27, 2020. Gross margin declined 10 basis points to 29.6% for the nine months ended June 26, 2021 from 29.7% for the nine months ended June 27, 2020. Both Garden and Pet contributed to the increase in gross profit, while the gross margin decrease was due primarily to the decrease in the Garden segment gross margin. Both segments are being impacted by the rapidly increasing cost environment. We intend to continue to seek price increases to offset the rising costs but do not anticipate we will be able to fully offset the cost pressures in 2021.
In the Pet segment, gross profit increased due to increased sales and a minor increase in gross margin. Gross margin gains were due primarily to volume-related efficiencies and increased pricing, which were offset by increased commodity costs in our wild bird feed business, increased ocean freight costs and increased labor costs.
In the Garden segment, gross profit increased while there was a slight decline in gross margin. Although the three recent acquisitions aided in the gross profit increase, they had a negative impact on gross margin due to the impact of the initial inventory-related purchase accounting. The Garden gross margin was also adversely impacted by commodity cost and freight inflation and increased labor costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $85.6 million, or 20.0%, to $513.2 million for the nine months ended June 26, 2021 from $427.6 million for the nine months ended June 27, 2020. As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% for the nine months ended June 26, 2021 from 21.2% for the comparable prior year nine-month period; both the Pet segment and corporate contributed to the improvement.
Selling and delivery expense increased $45.3 million, or 21.4%, to $257.1 million for the nine months ended June 26, 2021 from $211.8 million for the nine months ended June 27, 2020. The increase was due primarily to the addition of the three recent acquisitions, increased delivery expense as a result of increased sales volumes and higher shipping costs, wages and marketing investment for brand development and innovation.

Warehouse and administrative expense increased $40.3 million, or 18.7%, to $256.1 million for the nine months ended June 26, 2021 from $215.8 million for the nine months ended June 27, 2020. The increased expense was driven by the addition of the three recent acquisitions in the Garden segment and a $2.6 million loss in our Pet segment resulting from the sale of the Breeder’s Choice business in our fiscal first quarter. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $5.1 million due primarily to increased variable compensation, payroll expense and increased non-cash equity compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $72.1 million to $244.9 million for the nine months ended June 26, 2021 from $172.8 million for the nine months ended June 27, 2020. Our operating margin increased to 9.5% for the nine months ended June 26, 2021 from 8.6% for the nine months ended June 27, 2020. Increased sales of $545.1 million and a 120 basis point decrease in selling, general and administrative expense as a percentage of net sales were partially offset by a 10 basis point decline in gross margin.
Pet operating income increased $40.8 million, or 30.0%, to $176.6 million for the nine months ended June 26, 2021 from $135.8 million for the nine months ended June 27, 2020. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 130 basis points due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $36.4 million to $137.6 million for the nine months ended June 26, 2021 from $101.2 million for the nine months ended June 27, 2020. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin declined 70 basis points to 12.2% due to increased sales, a lower gross margin and higher selling, general and administrative expense as a percentage of net sales.
Corporate operating expense increased $5.1 million to $69.4 million in the current nine-month period from $64.2 million in the comparable fiscal 2020 period due primarily to increased variable compensation, payroll expense and increased non-cash equity compensation expense.
Net Interest Expense
Net interest expense for the nine months ended June 26, 2021 increased $14.6 million, or 49.5%, to $44.0 million from $29.4 million for the nine months ended June 27, 2020. In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense of approximately $10.0 million in the fiscal 2021 quarter. Also contributing to the increase in net interest expense was a higher debt balance during the nine-month period. In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031. We used a portion of the net proceeds to repay outstanding amounts under our senior secured revolving credit facility, with the remainder available for general corporate purposes.
Debt outstanding on June 26, 2021 was $1,183.7 million compared to $694.0 million as of June 27, 2020. Our average borrowing rate for the nine months ended June 26, 2021 decreased to 4.4% from 5.5% for the nine months ended June 27, 2020.
Other Income
Other income (expense) was income of $0.4 million for the nine-month period ended June 26, 2021 compared to an expense of $4.2 million for the nine-month period ended June 27, 2020. The expense in the prior fiscal nine-month period was due primarily to the impairment of two investments in private companies impacted by the COVID-19 pandemic.
Income Taxes
Our effective income tax rate was 22.5% for the nine-month period ended June 26, 2021 compared to 22.4% for the nine-month period ended June 27, 2020.
Net Income and Earnings Per Share
Our net income for the nine months ended June 26, 2021 was $154.8 million, or $2.80 per diluted share, compared to $107.1 million, or $1.95 per diluted share, for the nine months ended June 27, 2020.

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

		GAAP to Non-GAAP Reconciliation
		For the Three Months Ended		For the Nine Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$76,186	$68,800	$154,753	$107,087
Incremental expenses from note redemption and issuance	(1)	—	—	9,952	—
Loss on sale of business	(2)			2,611	—
Investment impairments	(3)	—	3,566	—	3,566
Tax effect of incremental expenses, loss on sale and impairment		$—	$(807)	(2,825)	(800)
Non-GAAP net income attributable to Central Garden & Pet Company		$76,186	$71,559	$164,491	$109,853
GAAP diluted net income per share		$1.37	$1.27	$2.80	$1.95
Non-GAAP diluted net income per share		$1.37	$1.32	$2.98	$2.00
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		55,658	54,168	55,236	54,984

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

Consolidated	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 26, 2021			For the Nine Months Ended June 26, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q3 FY 21	$1,037.1	$137.0	$900.1	$2,564.6	$213.4	$2,351.2
Q3 FY 20	$833.5	$5.6	$827.9	$2,019.5	$13.4	$2,006.1
$ increase	$203.6		$72.2	$545.1		$345.1
% increase	24.4%		8.7%	27.0%		17.2%

Pet	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 26, 2021			For the Nine Months Ended June 26, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q3 FY 21	$507.8	$—	$507.8	$1,436.2	$—	$1,436.2
Q3 FY 20	$461.6	$5.6	$456.0	$1,233.7	$13.4	$1,220.3
$ increase	$46.2		$51.8	$202.5		$215.9
% increase	10.0%		11.4%	16.4%		17.7%

Garden	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 26, 2021			For the Nine Months Ended June 26, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q3 FY 21	$529.3	$137.0	$392.3	$1,128.4	$213.4	$915.0
Q3 FY 20	$371.9	$—	$371.9	$785.8	$—	$785.8
$ increase	$157.4		$20.4	$342.6		$129.2
% increase	42.3%		5.5%	43.6%		16.4%

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended June 26, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$76,186
Interest expense, net	—	—	—	13,086
Other expense	—	—	—	1,086
Income tax expense	—	—	—	22,315
Net income attributable to noncontrolling interest	—	—	—	568
Sum of items below operating income	—	—	—	37,055
Income (loss) from operations	$67,037	$71,021	$(24,817)	$113,241
Depreciation & amortization	10,808	8,960	1,222	20,990
Adjusted EBITDA	$77,845	$79,981	$(23,595)	$134,231

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended June 27, 2020
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$68,800
Interest expense, net	—	—	—	11,471
Other expense	—	—	—	3,541
Income tax expense	—	—	—	20,291
Net income attributable to noncontrolling interest	—	—	—	537
Sum of items below operating income	—	—	—	35,840
Income (loss) from operations	$64,941	$63,606	$(23,907)	$104,640
Depreciation & amortization	2,663	9,249	1,371	13,283
Adjusted EBITDA	$67,604	$72,855	$(22,536)	$117,923

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Nine Months Ended June 26, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$154,753
Interest expense, net	—	—	—	44,006
Other income	—	—	—	(370)
Income tax expense	—	—	—	45,260
Net income attributable to noncontrolling interest	—	—	—	1,242
Sum of items below operating income	—	—	—	90,138
Income (loss) from operations	$137,650	$176,604	$(69,363)	$244,891
Depreciation & amortization	22,250	26,927	3,582	52,759
Adjusted EBITDA	$159,900	$203,531	$(65,781)	$297,650

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Nine Months Ended June 27, 2020
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$107,087
Interest expense, net	—	—	—	29,444
Other expense	—	—	—	4,215
Income tax expense	—	—	—	31,211
Net income attributable to noncontrolling interest	—	—	—	853
Sum of items below operating income	—	—	—	65,723
Income (loss) from operations	$101,219	$135,819	$(64,228)	$172,810
Depreciation & amortization	7,971	27,491	4,136	39,598
Adjusted EBITDA	$109,190	$163,310	$(60,092)	$212,408

Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer behavior toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizer. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
During fiscal 2021, we have experienced increasing inflationary pressure stemming from the COVID-19 operating environment, including notable increases in costs for key commodities, labor and freight. In both fiscal 2020 and the first nine months of fiscal 2021, tariffs had a negative impact in instances where we were unable to pass through the incremental costs.
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

Operating Activities
Net cash provided by operating activities increased by $89.7 million, from $88.9 million for the nine months ended June 27, 2020, to $178.6 million for the nine months ended June 26, 2021. The increase in cash provided by operating activities was due primarily to increased operating income resulting from the overall increased demand for our products, as well as changes in our working capital accounts for the period ended June 26, 2021, as compared to the prior year period.
Investing Activities
Net cash used in investing activities increased $757.1 million, from $31.8 million for the nine months ended June 27, 2020 to $788.9 million during the nine months ended June 26, 2021. The increase in cash used in investing activities was due primarily to acquisition activity and increased capital expenditures in the current year compared to the prior year, partially offset by proceeds received from the sale of our Breeder's Choice business during the first quarter of fiscal 2021 and decreased investments in the current year compared to the prior year. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million. During the second quarter of fiscal 2021, we acquired Hopewell Nursery on December 31, 2020 for approximately $81 million and Green Garden Products on February 11, 2021 for approximately $571 million.
Financing Activities
Net cash provided by financing activities increased $530.1 million, from $59.0 million of cash used for the nine months ended June 27, 2020, to $471.1 million of cash provided for the nine months ended June 26, 2021. The increase in cash provided by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes in October 2020 and $400 million of our 2031 Notes in April 2021, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuances of the 2030 Notes and 2031 Notes. We also decreased open market purchases of our common stock during the current year period as compared to the prior year. During the nine months ended June 26, 2021, we did not make any open market purchases of our common stock. During the nine months ended June 27, 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $6.6 million, or approximately $26.63 per share, and 1.8 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $45.7 million, or approximately $25.90 per share.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $75 million in fiscal 2021, of which we have invested approximately $57 million through June 26, 2021.
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
Total Debt
At June 26, 2021, our total debt outstanding was $1,183.7 million, as compared with $694.0 million at June 27, 2020.
Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). We used the net proceeds from the offering to repay all outstanding borrowings under our Amended Credit Facility, with the remainder to be used for general corporate purposes.
We incurred approximately $6 million of debt issuance costs in conjunction with this issuance, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2031 Notes.

The 2031 Notes require semi-annual interest payments on April 30 and October 30, commencing October 30, 2021. The 2031 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our Amended Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
We may redeem some or all of the 2031 Notes at any time, at our option, prior to April 30, 2026 at the principal amount plus a "make whole" premium. At any time prior to April 30, 2024, we may also redeem, at our option, up to 40% of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. We may redeem some or all of the 2031 Notes at our option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require us to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 26, 2021.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 26, 2021.
$300 Million 5.125% Senior Notes due 2028
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 26, 2021.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of June 26, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of June 26, 2021, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.6 million outstanding as of June 26, 2021.
Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 26, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of June 26, 2021. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of June 26, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 1.1%.
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
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. We were in compliance with all financial covenants under the Credit Facility during the period ended June 26, 2021.
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
In April 2021, Central (the "Parent/Issuer") issued $400 million of 2031 Notes. In October 2020, Central issued $500 million of 2030 Notes, and in November 2020, we redeemed our $400 million of 2023 Notes at price of 101.531% plus accrued and unpaid interest. In December 2017, Central issued $300 million of 2028 Notes. The 2031 Notes, 2030 Notes and 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors") which are borrowers under or guarantors of our senior secured revolving credit facility ("Credit Facility"). The 2031 Notes, 2030 Notes and 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2031, 2030 or 2028 Notes and are referred to as the Non-Guarantors.
The Guarantors jointly and severally, and fully and unconditionally, guarantee the payment of the principal and premium, if any, and interest on the 2031, 2030 and 2028 Notes when due, whether at stated maturity of the 2031, 2030 and 2028 Notes, by acceleration, call for redemption or otherwise, and all other obligations of the Company to the holders of the 2031, 2030 and 2028 Notes and to the trustee under the indenture governing the 2031, 2030 and 2028 Notes (the "Guarantee"). The Guarantees are senior unsecured obligations of each Guarantor and are of equal rank with all other existing and future senior indebtedness of the Guarantors.
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

Summarized Statements of Operations
	Nine Months Ended		Fiscal Year Ended
	June 26, 2021		September 26, 2020
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$704,780	$1,672,795	$839,425	$1,720,279
Gross profit	$162,165	$533,294	$195,893	$555,616
Income (loss) from operations	$12,036	$209,499	$2,724	$187,114
Equity in earnings of Guarantor subsidiaries	$163,858	$—	$148,349	$—
Net income (loss)	$(26,617)	$163,858	$(33,326)	$148,349

Summarized Balance Sheet Information
	As of		As of
	June 26, 2021		September 26, 2020
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$757,078	$789,853	$900,416	$560,919
Intercompany receivable from Non-guarantor subsidiaries	101,509	61,199	36,329	61,595
Other assets	2,854,199	2,328,100	2,042,206	1,631,167
Total assets	$3,712,786	$3,179,152	$2,978,951	$2,253,681

Current liabilities	$160,933	$298,168	$170,378	$247,810
Long-term debt	1,183,591	—	693,956	—
Other liabilities	1,203,925	156,064	1,095,288	101,912
Total liabilities	$2,548,449	$454,232	$1,959,622	$349,722

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 26, 2021.

(b) Changes in Internal Control Over Financial Reporting. During December 2020 through February 2021, we completed the acquisitions of DoMyOwn, Hopewell Nursery and Green Garden Products. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded the three recent acquisitions from our evaluation for the period ended June 26, 2021. We are in the process of integrating the three acquisitions into our system of internal control over financial reporting.

Except as noted above, there were no other changes in our internal control over financial reporting during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The court reversed the existing judgment in favor of the Company on the patent claim and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The Company intends to vigorously pursue its defenses in the future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 26, 2021 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 28, 2021 - May 1, 2021	19,343	(3)	$51.10	—	$100,000,000
May 2, 2021 - May 29, 2021	2,188	(3)	$52.64	—	$100,000,000
May 30, 2021 - June 26, 2021	568	(3)	$50.44	—	$100,000,000
Total	22,099		$51.24	—	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 26, 2021, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 1.7 million shares remaining under our Equity Dilution Authorization as of June 26, 2021.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
2.1	Amendment No.1 to Agreement and Plan of Merger, dated April 27, 2021, between Central Garden & Pet Company and Flora Parent, Inc.					X

2.2	Amendment No.2 to Agreement and Plan of Merger, dated June 17, 2021, between Central Garden & Pet Company and Flora Parent, Inc.					X

2.3	Amendment No.3 to Agreement and Plan of Merger, dated June 23, 2021, between Central Garden & Pet Company and Flora Parent, Inc.					X

4.1	Indenture, dated April 30, 2021, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association.	8-K	1-33268	4.1	04/30/2021

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 5, 2021

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)