Form 10-K
period 2021-09-25
CENTRAL GARDEN & PET CO
filed 2021-11-23
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2021
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
Large accelerated filer      ☒    Accelerated filer      ☐        Non-accelerated filer     ☐
Smaller reporting company     ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 27, 2021, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $554.1 million, $2.0 billion and $109 thousand, respectively.
At November 12, 2021, the number of shares outstanding of the registrant’s Common Stock was 11,335,658 and the number of shares of Class A Common Stock was 42,201,238. In addition, on such date, the registrant had outstanding 1,612,374 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 25, 2021

i

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
•the potential for future reductions in demand for product categories that benefited from the COVID-19 pandemic;
•the success of our Central to Home strategy;
•risks associated with our acquisition strategy, including our ability to successfully integrate acquisitions and the impact of purchase accounting on our financial results;
•inflation and other adverse macro-economic conditions;
•fluctuations in market prices for seeds and grains and other raw materials;
•fluctuations in energy prices, fuel and related petrochemical costs;
•our inability to pass through cost increases in a timely manner;
•supply chain delays and interruptions resulting in lost sales, reduced fill rates and service levels and delays in expanding capacity and automating processes;
•adverse weather conditions;
•seasonality and fluctuations in our operating results and cash flow;
•supply shortages in pet birds, small animals and fish;
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
ii

•our dependence upon our key executives and our ability to recruit employees generally;
•our inability to protect our trademarks and other proprietary rights;
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

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts Lawn and Garden Consumables, 10th edition, October 2019; 2021 National Gardening Survey; The Freedonia Group Live Goods: Plants, Trees and Shrubbery, June 2019; January 2020; The Freedonia Group Outdoor Living Products, May 2021; Packaged Facts U.S. Pet Market Outlook, 2021-2022, March 2021; Packaged Facts Pet Market Sizing Spreadsheet, March 2021; Packaged Facts Pet Food in the U.S. 15th Edition, July 2020; American Pet Products Association (APPA) National Pet Owners Survey 2021-22; IBIS World Industry Report 45391 Pet Stores in the U.S., April 2019; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
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
iii

PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a market leader in the garden and pet industries in the United States. For over 40 years, Central has proudly nurtured happy and healthy homes by bringing innovative and trusted solutions to consumers and its customers. We manage our operations through two reportable segments: Pet and Garden.
Our pet segment includes dog and cat supplies such as dog treats and chews, toys, pet beds and grooming products, waste management and training pads, pet containment, supplies for aquatics, small animals, reptiles and pet birds including toys, cages and habitats, bedding, food and supplements, products for equine and livestock, animal and household health and insect control products, live fish and small animals as well as outdoor cushions. These products are sold under brands such as Aqueon®, Cadet®, Comfort Zone®, Farnam®, Four Paws®, K&H Pet Products® ("K&H"), Kaytee®, Nylabone® and Zilla®.
Our garden segment includes lawn and garden consumables such as grass, vegetable, flower and herb seed, wild bird feed, bird houses and other birding accessories, weed, grass, and other herbicides, insecticide and pesticide products, fertilizers and live plants. These products are sold under brands such as Amdro®, Ferry-Morse®, Pennington® and Sevin®.
The following table indicates each class of similar products that represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions) and the percentage of net sales represented by each class in fiscal 2021 .

Category	2021		2020		2019
Other pet products	$767.0		$821.1		$688.3
Other garden products	876.6		491.7		485.9
Other manufacturers' products	749.1		600.7		504.5
Dog & cat products	570.9		502.1		452.1
Wild bird	340.1		—	(1)	—	(1)
Controls & fertilizer products	—	(1)	279.9		252.2
Total	$3,303.7		$2,695.5		$2,383.0
(1) The product category was less than 10% of our consolidated net sales in the period.

Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our business strategy, including the following:
Leading Brand Portfolio Across Key Garden and Pet Segments
We are one of the leaders in the U.S. pet supplies market and the lawn and garden consumables market. We have a diversified portfolio of brands in both segments, many of which are among the leading brands in their respective market categories, ranging from Kaytee in pet bird and small animal, Nylabone in dog toys, Pennington in wild bird, grass seed and fertilizer, Ferry-Morse in seeds and seed starter packages to controls with our Amdro and Sevin brands. The majority of our brands have been marketed and sold for more than 40 years.
Robust Financial Performance
We have demonstrated strength in our financial performance, in net sales, earnings and cash flow. Our net sales grew on average 12.6% annually over the last five years, driven by acquisitions and organic growth. Operating income grew slightly faster over the same period, 14.5% on a GAAP basis annually. We have a strong cash and liquidity position driven by a combination of capital raises and cash flow from operations which puts us in a strong position to further grow through both acquisitions and organically.
Proven Track Record of M&A
Since 1992, we have completed over 60 acquisitions to create a company of approximately $3.3 billion in net sales. These acquisitions have successfully expanded the breadth of our pet and garden portfolios. We acquired D&D Commodities Ltd. ("D&D"), a leading provider of premium bird feed in June 2021, Green Garden Products, a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in February 2021 and Hopewell Nursery, a leading live goods grower in January 2021. In December 2020, we acquired DoMyOwn®, a leading and fast-growing online retailer of professional-grade control products.
We are a patient and disciplined value buyer, typically focused on opportunities in garden and pet areas that build scale in core categories or in priority adjacencies, with a recent emphasis on those that enhance key capabilities in digital and eCommerce. We are open to businesses that, on top of traditional operating synergies, can leverage our capabilities and allow us to add value through our low-cost manufacturing and distribution competencies. We generally prefer to acquire brand-focused businesses with growth and margin rates above Central’s rates, with proven, seasoned management teams, who are committed to stay with the acquired business after closing. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We continually review our businesses to ensure they meet expectations and have implemented strategies to reverse sub-par performance when necessary. We are also committed to divesting businesses where we cannot find a path to profitability and have done so in the past, for example the disposal of our dog and cat food business in 2020.

Strong Relationships with Retailers
We have developed strong relationships with major and independent brick & mortar and online retailers, providing them broad product offerings including new product innovation, premium brands, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to Costco, Walmart and Petco and among the largest lawn and garden consumables vendors to Home Depot, Walmart and Lowe’s, and the club and mass merchandise channels, as well as a leading supplier to independent pet and lawn and garden retailers in the United States.
In fiscal 2021, Bell Nursery, was awarded Home Depot's Supplier Partner of the Year. In fiscal 2020, our Garden segment was named the Walmart 2020 Lawn and Garden Supplier of the Year and Central was recognized with Petco's Vendor Summit Award for Strategic Partnership in Aquatic Supplies.
Walmart, our largest customer, represented approximately 16% of our total company net sales in fiscal 2021 and 17% in fiscal 2020. Home Depot, our second largest customer, represented approximately 15%, and 13% of our total company net sales in fiscal 2021 and 2020, respectively. Lowe's, Costco and Petco are also significant customers, and together with Walmart and Home Depot, accounted for approximately 51% of our net sales in fiscal 2021 and 52% in fiscal 2020.

Leading Manufacturing, Sales and Distribution Network
We manufacture the majority of our branded products in our network of manufacturing facilities, located primarily in the United States. In addition, some of our proprietary branded products are manufactured by contract manufacturers. This includes an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)-Methoprene.
We are a leading supplier to independent specialty retailers for the pet and lawn and garden supplies markets. Our sales and distribution facilities are strategically placed across the United States to allow us to service both our mass market customers as well as independent specialty retail stores. In addition, we operate facilities in the United Kingdom, Canada and China. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost-efficient manner. We believe this gives us a competitive advantage over other suppliers as this network provides us with key access to independent pet specialty retail stores and retail lawn and garden customers that require two-step distribution, facilitating:
•acquisition and maintenance of shelf placement;
•prompt product replenishment;
•customization of retailer programs;
•quick responses to changing customer and retailer preferences;
•rapid deployment and feedback for new products; and
•immediate exposure for new internally developed and acquired brands.
We plan to continue to utilize our team of dedicated salespeople and our sales and logistics networks to expand sales of our branded products.
Strong and Experienced Leadership Team
Our leadership team is committed to delivering value for all our stakeholders and is comprised of a collection of highly tenured industry professionals, combining deep Central and relevant consumer products industry expertise. We believe this diversity of perspectives and experiences creates an optimal foundation for our entrepreneurial business-unit led growth culture.

Strategy
Our Central to Home Strategy reinforces our unique purpose to nurture happy and healthy homes and our ambition to lead the future of the pet and garden industries. Our objective is to grow net sales, operating income and cash flows by developing new products, increasing market share, acquiring businesses and working in partnership with our customers to grow the categories in which we participate. We run our business with a long-term perspective, and we believe the successful delivery of our strategy will enable us to create long-term value for our shareholders. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by executing on five key strategic pillars to drive growth:
Consumer: Build and Grow Brands that Consumers Love
To grow, we are seeking to develop more differentiated and more defensible new products. We are doing so by continuously striving to get a deeper understanding of our consumers, including what products and features they desire and how they make their purchasing decisions. We are increasing our overall investment in consumer insights, data analytics and research and development to achieve our innovation goals with a strong pipeline of new products. We recognize that consumers are increasingly researching, as well as buying products online, and hence we are advancing our digital capabilities to create one-to-one customer relationships via personalization. One key area is in marketing communication where we are working to better reach consumers at key points in their path to purchase with advanced capabilities in precision marketing, search engine optimization and social listening, to name a few. We reinvest some of our annual cost savings in demand creation to help us drive sustainable organic growth and build market share.

Customer: Win with Winning Customers and Channels
We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded products and private label products for our customers as well as distribute third-party brands that give our retail partners a breadth of selection from premium to value products. Recent trends have shown that eCommerce channels, including pure-play, omnichannel and direct-to-consumer, are the preferred solutions for today's convenience-oriented consumers. To address the changing consumer landscape, we are building out our eCommerce capabilities, while also ensuring we have the right policies, products, and programs to allow all channels to compete effectively. Concurrently, we are optimizing our supply chain for high-demand eCommerce items to ensure customer and consumer availability requirements are met at optimal cost. Finally, we are also investing in sales planning, net revenue management and price pack architecture.
Central: Fortify the Central Portfolio
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
We are building out our portfolio in attractive, broadly defined pet and garden markets. We are complementing our organic growth in the pet and garden markets with acquisitions and joint ventures. Our M&A priorities are to build scale in core categories, enter priority adjacencies and enhance key capabilities. We generally seek growth and margin accretive, brand-focused companies with talented management teams.
In 2020, to further support our M&A strategy we established Central Ventures, a $20 million venture fund. Our objective is to partner with leading entrepreneurs and innovators in the garden and pet industries and leverage our capabilities to accelerate growth. The fund is primarily focused on three emerging growth areas across the pet and garden industries: sustainability, health and wellness, and digitally connected products and services.
Cost: Reduce Cost to Improve Margins and Fuel Growth
Optimizing our supply chain footprint is a priority as we seek to become more efficient and cost-effective. Having the right facilities in the right locations is critical to both lowering costs and enabling our businesses to meet the demands of our existing and new customers, from both our legacy and acquired businesses. We have already consolidated some of our dog and cat treat and toy businesses as well as numerous garden manufacturing facilities. In addition, while we value being a decentralized company, we believe we have significant opportunities to improve our performance by driving processes and programs that allow us to align for scale and share best practices across our business units.
Culture: Strengthen Our Entrepreneurial Business-Unit Led Growth Culture
We believe our employees work at Central because they love our categories and that creates a passionate and effective group. We strive to make Central a great place to work that embraces diversity and inclusion. To achieve this, we implemented a Diversity & Inclusion council and introduced our diversity and inclusion strategy, which reflects our dedication to making meaningful progress in the areas where we can have the most impact including mentorship, leadership development, recruiting and employee education. We further refreshed our company values. Created by leaders across the company, our values are the cornerstone of our culture, and they are at the root of every decision we make – we call them “The Central Way.” We believe having a strong set of values provides a foundation for employees and strengthens how we all work together. They comprise six simple values: “We do the right thing.” ”We strive to be the best.” “We are entrepreneurial.” “We win together.” “We grow every day.” and “We are passionate.”
Pet Segment
Pet Overview
We are one of the leading marketers and producers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and distribution networks in the industry, strategically supporting our brands.
Pet Industry Background
The pet industry includes food, supplies, veterinary care and non-medical services, and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and live small animal categories. The pet supplies segment includes: products for dogs and cats including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet containment, grooming supplies and other accessories; products for birds, small animals and specialty pets including cages and habitats, toys, food and chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets including aquariums, terrariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; as well as products for equine and livestock. The total annual retail sales of the pet food, treats and chews, supplies, veterinary and non-medical services and live animal industry in 2021 was estimated by Packaged Facts to have been approximately $117 billion. We expect the industry to continue to grow from that foundation. Based on Packaged Facts estimates for 2021, we estimate the annual retail sales of the pet supplies, live animal and treats and chews markets in the categories in which we participate to be approximately $33 billion.
According to Packaged Facts, the U.S. pet supplies market is highly fragmented with approximately 2,500 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.
The pet food and supplies industry retail channel also remains fragmented with only two national pet specialty retailers, Petco and PetSmart and approximately 14,000 independent pet supply stores and smaller pet chains as well as club and mass merchandise stores in the United States. As a result of the pandemic-accelerated consumer race online, eCommerce surged to 30% of total pet food, treats and non-food pet supplies sales in 2020. The pet specialty channel is feeling pressure from both online and mass merchandisers with mass-market retailers benefiting from "mass premiumization," the trend of formerly exclusive pet food brands in supermarkets and mass merchandisers. As a result, pet specialty retailers are continuing to add veterinary and non-medical services to battle the eCommerce trends and mass retailers are bolstering their pet business with prescription pet medications.
Long-Term Pet Industry Characteristics
We believe the U.S. pet supplies market will grow over the long term due to favorable demographic and leisure trends. According to the Packaged Facts U.S. Pet Market Outlook, 2021-2022, the pet ownership rate of U.S. households is expected to grow over 4% in 2021 on the 2020 base. A 2021 Packaged Facts survey found that over 95% of U.S. dogs or cat owners and 84% of other pet owners view their pet as family. A Packaged Facts survey of pet owners in February 2021 reported that 23% had acquired dogs, 19% had acquired cats and 11% had acquired other animals in the prior 12 month period. Pet adoption and pet acquisition trends in 2021 have remained positive, and pet adoption has been higher among the younger generations, with 25% of Millennials and Gen Z increasing their pet ownership compared with 19% Gen X and only 9% of Baby Boomers. The pet supplies market benefited from the addition of millions of pets, the heightened focus on health and wellness among pet owners, the rush of online shopping and adaptability of consumers, marketers, retailers and service providers to meet every pet's healthcare needs. The pandemic has elevated concerns over human and pet health and wellness and over 80% of pet owners agree that their pet's health and well-being are important to them.
Branded Pet Products
Our principal pet supplies categories are dog and cat supplies, dog treats and chews; aquatics and reptile supplies, small animal and pet bird supplies, animal health products as well as live fish and small animals. Our Nylabone brand is one of the leading brands in dog toys, Katyee is a leader in pet birds and small animal, Aqueon is one of the leading brands in aquatics and Comfort Zone in cat calming. In addition, we operate our Arden Companies® outdoor cushion business in the pet segment due to synergies in sourcing, manufacturing and logistics with our pet bedding business.
We continuously seek to introduce new products, both as complementary extension of existing product lines and in new product categories. In fiscal 2021, we launched our new Comfort Zone Opticalm™ diffuser, helping cats feel safe and happy. We also launched a patented aquarium kit with smart clean technology under our Aqueon brand. It combines the easy to clean function fish keepers need with the styling and design they want. We introduced Field+Forest by Kaytee premium small animal food, hay and hay rolls with wholesome ingredients, carefully curated from nature's fields and forests to support a healthy diet.
Over the last two years, many of our pet products have won industry awards. In fiscal 2021, Nylabone won Chew Toy Product of the Year in the 2020 Pet Independent Innovation Awards. At SuperZoo 2021, Farnam earned Top Honors in Equine for its Apple Elite electrolyte pellets. Kaytee's Superfood Treat Stick won an Editors choice award from Pet Product News International. Eight of our pet brands (Aqueon, Coralife®, Four Paws, K&H, Kaytee, Magic Coat®, Nylabone and Zilla) were recognized by Newsweek in August 2021 as America's Best Petcare Brands. In fiscal 2020, Kaytee won an Editor's Choice Award from Pet Product News International for Kaytee CritterTrail® Super Habitat and a Pet Business Industry Recognition Award in the Small Animal Food category for Kaytee Food from the Wild. Zilla won an award at the Global Pet Expo for the Zilla Micro Habitats and two Pet Business Industry Recognition Awards for Herptile Habitats - Zilla Bow Front Opening Terrarium and Aquarium Water Treatments - Aqueon PURE.
Dog and Cat. Our dog and cat category, featuring brands such as Cadet, DMC™, Four Paws, Healthy Edibles®, K&H, Magic Coat, Nylabone, Nubz®, NutriDent® among others, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, grooming supplies and pet beds, pet containment, training and waste management solutions.
Aquatics and Reptile Supplies. We are a leading supplier of aquariums and terrariums as well as related fixtures and furniture, water conditioners and supplements, water pumps and filters, sophisticated lighting systems and accessories featuring the brands Aqueon, Blagdon®, Coralife, Interpet® and Zilla.

Small Animal and Bird Supplies. We are a leading manufacturer of supplies and pet food for small animals, pet birds and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under brands such as Kaytee, Critter Trail, C&S Products®, and Field+Forest by Kaytee. Many of our branded wild bird mixes are treated with a proprietary blend of vitamins and minerals. Our brands are some of the most widely recognized and trusted brands for birds and small animals.
Animal Health (Health & Wellness, Equine and Professional). We supply calming products under the Comfort Zone brand as well as flea and tick controls under the Adams® brand. We further offer innovative products for horses in the fly control, supplements, grooming, deworming, wound care, leather care and rodenticides categories. Our portfolio of brands for equine includes Farnam, Horse Health™ Products, Vita Flex®, Just One Bite® and Rodentex™. These brands, along with sub-brands including Bronco®, Endure®, IverCare®, Horseshoer’s Secret®, Red Cell®, Sand Clear™, Super Mask® II and Vetrolin® position us as a leader in these categories. Moreover, we are a leading supplier of insect control products sold into various markets. We are the only domestic producer of (S)-Methoprene, which is an active ingredient used to control mosquitoes, flies, fleas, beetles and ants in many professional and consumer insect control applications. Our products are sold primarily under the Starbar® and Zoëcon® family of brands, as well as standalone brands such as Altosid®, Centynal™, ClariFly®IGR, Diacon®, Essentria® and Extinguish®. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus.
Live Fish and Small Animals. Segrest and SunPet are leading wholesalers of aquarium fish and plants, reptiles and small animals to pet specialty and mass merchandiser stores as well as public aquariums and research institutions.
Outdoor cushions. We sell outdoor cushions as private label through the largest big box stores, as signature products through major retail stores and online, and as Arden branded outdoor fabrics.
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
Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the eCommerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 11% of our Pet segment's net sales in fiscal year 2021 and 10% in fiscal year 2020. Petco, Chewy, Walmart, PetSmart and Amazon are also significant customers.
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
These sales teams deliver our marketing strategy that is consumer, brand and channel driven. We provide value creation with a focus on innovation, product quality and performance, premium packaging, product positioning and consumer value. We collaborate closely with our customers to identify their needs, jointly develop strategies to meet those needs and deliver programs that include print, broadcast, direct mail and digital execution. We continue to invest in talent, digital capabilities and eCommerce as these play a critical role in our ambition to lead in the pet segment.

Over the last two years, we have received a number of awards for customer service and marketing. In fiscal 2021, the National Association of Container Distributors ("NACD") recognized Farnam's Vetrolin packaging with a bronze award. In fiscal 2020, Central Life Sciences won two Silver Davey Awards, an international creative award focused exclusively on creative work, for Promotional: Specialty Item - Vector Dealer Sales Kit and Print Campaign: Business to Business - Zoëcon Print Advertising Campaign. Also, Kaytee won a Packaged Design Award for Kaytee Food from the Wild from Graphic Design USA.
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
Garden Segment
Garden Overview
We are a leader in the consumer lawn and garden consumables market in the United States and offer both premium and value-oriented branded products. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a manufacturing, sales and distribution network that strategically supports its brands.
Garden Industry Background
The garden industry includes consumables such as fertilizer, pesticides, growing media, seeds, mulch, wild bird products and live plants, and durables such as landscaping and decorative products including pottery, outdoor furniture, water features, lighting, arches and trellises. The total lawn and garden consumables industry in the United States is estimated by Packaged Facts and The Freedonia Group to have been approximately $36 billion in annual retail sales in 2021, including fertilizer, pesticides, growing media, grass and other seeds, mulch and live plants. We estimate the annual retail sales of the lawn and garden consumables market in the categories in which we participate to be approximately $33 billion.
The lawn and garden consumables market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands.
Long-Term Garden Industry Characteristics
According to The Freedonia Group, lifestyle changes and shifts in demographics are creating new opportunities in gardening, and expects the industry to continue to grow. The COVID-19 pandemic led to a spike in consumer interest in gardening as both a hobby and a food source. A survey by Freedonia Group found that over the past 12 months through March 2021, 36% of consumers agree that they spent more time on outdoor projects while 26% of consumers planted a food garden because of the pandemic. Among key outdoor living trends, millennials are increasingly interested in gardening as a leisure pursuit, with 70% of respondents indicating that they enjoy gardening. They have become the nation's largest group of gardeners, representing 29% of all gardeners. According to the National Association of Realtors, Millennials have become homeowners in large numbers; a shift accelerated by COVID-19, remote work and a steady increase in income. Their interest in natural and organic products is particularly benefiting products with a positive environmental profile. The Freedonia Group reports that nearly three quarters of gardeners believe that they have a personal responsibility to be environmentally friendly.
Branded Lawn and Garden Products
Our principal lawn and garden consumables product lines are grass seed, vegetable, herb and flower seed, wild bird feed, insect control products, lawn and garden care products, including fertilizers, and live plants. Our Pennington brand is one of the largest in grass seed, wild bird feed and birding accessories. Ferry-Morse is a leader in vegetable, herb and flower seeds and seed starter packages, and our Amdro brand is a leading portfolio of control products.
We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2021, we relaunched Pennington Smart Seed® lawn products with patent-pending fertilizer-enhanced seed coating to speed seed establishment and promote greener grass. We also launched a variety of new bird feeders under our Pennington brand. We expanded our live plants offering with small decorated holiday products and introduced plantlings delivered directly to the consumers.
Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products. We sell these products under brands such as Amdro, Corry’s®, Daconil®, IMAGE, Knockout™, Lilly Miller®, Moss Out®, Over-N-Out®, Rootboost™ and Sevin as well as other private and controlled labels.

Grass Seed. We are a leading marketer, producer and distributor of numerous varieties and mixtures of cool and warm season grass for both the residential and professional markets, as well as forage and wildlife seed mixtures. We sell these products under the Pennington brand along with several sub-brands including Lawn Booster, One Step Complete®, Rackmaster®, Slopemaster®, Smart Seed, The Rebels® and other brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.
Vegetable, Herb and Flower Seed. We are a leading provider of vegetable, herb and flower seeds and seed starter packages. We sell these products under the American Seed®, Ferry-Morse, Livingston®, McKenzie® Seed, Jiffy and other brand names.
Wild Bird. We are the leading marketer, producer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories. These products are sold under the Pennington, Wild Delight® and 3-D® Pet Products brands. Many of our branded wild bird mixes are treated with a proprietary blend of vitamins and minerals. For example, our Pennington brand mixes are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizers. We are a leading marketer, producer and distributor of soil supplements and stimulants. We manufacture several lines of lawn and garden fertilizers and soil supplements in granular and liquid form under the Alaska® Fish Fertilizer, Ironite®, Pennington, Dyna-Gro®, Superthrive® and Pro Care® brand names and other private and controlled labels.
Live Plants. With Bell Nursery as well as Hopewell Nursery, which we acquired in January 2021, we are the primary supplier of superior quality flowers, shrubs and other plants to Home Depot in the Northeast and mid-Atlantic region, producing and shipping tens of millions of annuals and perennials each year. In addition, we offer items we don’t grow, such as orchids and indoor plants.
Garden Sales and Distribution Network
Our sales and distribution network exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling over 4,400 customers and over 38,000 stores to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.
Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Home Depot represented approximately 33% and 32%, sales to Walmart represented approximately 26% and 27% and sales to Lowe’s represented approximately 18% and 23% of our Garden segment’s net sales in fiscal 2021 and 2020, respectively.
To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:
•dedicated sales forces represent our combined brand groups;
•retail sales and logistics network, which provides in-store training and merchandising for our customers, especially during the prime spring and summer seasons;
•dedicated account-managers and sales teams located near several of our largest customers; and
•selected independent distributors who sell our brands.
We continue to invest in talent, digital capabilities and eCommerce as these play a critical role in our ambition to lead in the garden segment.

Garden Competition
The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company. In addition, Spectrum Brands and S.C. Johnson & Son, Inc. are strong competitors in yard and household insecticides. Our Garden segment competes primarily based on its strong premium and value brands, quality, service, price and low-cost manufacturing. Our Garden segment’s sales and distribution network also competes with a large number of distributors, with competition based on price and service.
Seasonality
While demand for our pet supplies products except for pest controls is generally balanced over the year, our lawn and garden consumables business is highly seasonal with approximately two thirds of net sales occurring in our second and third quarter combined. We build inventory based on expected demand and typically fill customer orders within a few days of receipt, so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term borrowings under our revolving credit facility. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, and Note 11, Long-Term Debt, appearing later in this Form 10-K.
Sources and Availability of Raw Materials
We purchase most of our raw materials from multiple suppliers. We obtain one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of interruption in the availability of (S)-Methoprene, since a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.
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
The COVID-19 pandemic has caused a significant increase in demand for pet supplies and garden consumables. This has caused strain on our supply chain network and its ability to meet such demand. For information regarding the impact of changes in commodity prices, see “Risk Factors – The COVID-19 pandemic has impacted how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” and “Risk Factors – Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us” in Item 1.A.
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
Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own numerous trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees
As of September 25, 2021, we had approximately 7,000 employees, of whom approximately 6,500 were full-time employees and 500 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 60 employees at a facility in Puebla, Mexico, none of our employees are represented by a labor union. The attrition rate of our non-seasonal full-time and part-time workforce was 31% in fiscal 2021.
We believe that attracting, developing and retaining a diverse and inclusive workforce is an important component to our continued success. We have taken several steps over the past 18 months to further enhance our diversity including the creation of a diversity and inclusion council. We consider gender, nationality, ethnicity, age, educational and professional background, among other things, in our recruiting and internal promotion decisions. Women serve in several key leadership roles including General Manager Central Health & Wellness, President Segrest, Senior Vice President Human Resources, Vice President FP&A, Vice President Accounting Operations, Vice President CSR & Sustainability, Vice President Consumer Insights & Analytics and Vice President Investor Relations.
It is our belief that our employees are part of our organization because, among other things, they embrace the business categories in which we operate. We have competitive compensation programs that include base salary or hourly compensation for all employees. In addition, we provide an annual 401k profit-sharing bonus program and a separate bonus program for eligible employees which is based on the success of our businesses as measured by designated performance metrics and which also recognizes individual performance contributions. Another component of our overall compensation program is long-term equity which is offered through annual grants and through individual grants. We use such long-term equity grants as a means of attracting and retaining key employees to reward performance and to give these employees a vested interest in the success of the Company.
Developing our employees so that they can assume key roles within Central is an important strategic priority for us. We offer a variety of programs and resources to train and enhance the skill set of our workforce, including the subsidizing pursuit of college and advanced degrees for eligible employees. Towards this goal of encouraging internal development, we also engage in regular discussions around succession planning and talent development at all levels of the Company. Our Board has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Senior Vice President Human Resources reports directly to the Chief Executive Officer and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of management of the target company and our ability to obtain sufficient assurance that such management will remain with Central as needed if and after we acquire the business.
We are dedicated to the safety of our workforce and conduct periodic safety audits as part of our ongoing safety program to ensure that all our facilities are safe and are operated in an appropriate manner. We continually assess our incident reports to facilitate the implementation of preventive measures and to identify steps that should be taken to protect our employees and mitigate potential risks. In fiscal 2021, despite the more challenging work environment due to COVID-19, we were able to improve our recordable incident rate by 7% compared to fiscal 2020.
In February 2021, for the first time in the Company's history, Central was named as one of Forbes 2021 America’s Best Midsize Employers.
Environmental and Regulatory Considerations
Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all pesticides must be registered with the United States Environmental Protection Agency (the “EPA”), in addition to individual state and/or foreign agency registrations before they can be sold. Fertilizer products are also subject to state Department of Agriculture registration and foreign labeling regulations. Grass and other seed are also subject to state, federal and foreign labeling regulations.
The Food Quality Protection Act ("FQPA") establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, are evaluated by the EPA as part of this non-dietary exposure risk assessment.
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

Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 22, 2021.

Name	Age	Position
William E. Brown	80	Chairman of the Board
Timothy P. Cofer	53	Chief Executive Officer
John E. Hanson	56	President, Pet Consumer Products
Nicholas Lahanas	53	Senior Vice President, Chief Financial Officer
J.D. Walker	63	President, Garden Consumer Products
George Yuhas	69	General Counsel and Secretary
William E. Brown. Mr. Brown has been our Chairman from 1980 to 2018 and since October 2019. From 1980 to June 2003 and from October 2007 to February 2013, he served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.
Timothy P. Cofer. Mr. Cofer became our Chief Executive Officer in October 2019. He is a 30-year veteran of the Consumer Products industry. Most recently, from 2016 to 2019 he served as Executive Vice President and Chief Growth Officer of Mondelez International. Previously he served as Executive Vice President and President of Asia Pacific, Eastern Europe, Middle East & Africa of Mondelez. Prior to that, Mr. Cofer served in senior-level operating roles at Kraft Foods, Inc., including Executive Vice President and President of European Region, President of Oscar Mayer Foods and President of Kraft Pizza Company.
John E. Hanson. Mr. Hanson became our President of Pet Consumer Products in August 2019 after serving as a board member since 2018. From 2015 to 2017, he served as Chief Executive Officer of Oasis Brands, Inc. Beginning in 2013, Mr. Hanson consulted for consumer products companies in the areas of strategy, operations and mergers and acquisitions. Prior to that, he had over 16 years at ConAgra, where he served in a variety of senior-level roles including President of its Frozen Foods Division from 2008 to 2012 and Senior Vice President in Sales from 2006 to 2008.
Nicholas "Niko" Lahanas. Mr. Lahanas became our Chief Financial Officer in May 2017. He served as Senior Vice President of Finance and Chief Financial Officer of our Pet segment from April 2014 to May 2017 and Vice President of Corporate Financial Planning & Analysis from October 2011 to March 2014. Mr. Lahanas was the Director of Business Performance from March 2008 to October 2011, where his primary focus was on business unit profitability, and was a Finance Manager from October 2006 to March 2008 in our Garden segment. Prior to joining Central, he worked in private equity and investment banking.
J.D. Walker. Mr. Walker became our President of Garden Consumer Products in 2017 and has responsibility for Central's branded garden business including sales, marketing operations, the controls and fertilizer, grass seed and vendor partner business units, as well as the retail sales & service team and garden distribution. Prior to his promotion, he served as Executive Vice President and General Manager - Garden Branded Business from 2014 to 2017 and began with Central as Senior Vice President - Garden Sales in 2011. Prior to joining Central, Mr. Walker held increasingly senior positions for 13 years with Spectrum Brands and for 17 years with The Gillette Company's Duracell North American Group.

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
We have experienced varying impacts to our Garden and Pet businesses due to COVID-19 but overall, we believe that the pandemic has driven consumer demand for our products and higher sales. We have also seen a rapid increase in demand in the eCommerce channel.
Although our facilities have largely been exempt or partially exempt from government closure orders as essential businesses, to support the health and well-being of our employees, customers and communities, we are requiring a significant portion of our workforce to work remotely, and local and state governments in the United States and in the United Kingdom have from time to time imposed shelter-in-place requirements and certain travel restrictions, all of which have changed how we operate our business. For our employees who are not working remotely, we have taken several actions to ensure their safety, including instituting workplace safety measures and ensuring the availability of personal protective equipment. While we believe that such actions will help to ensure the safety of our employees, there is no guarantee that such actions will ultimately be successful.
We have experienced temporary closures of certain production facilities and distribution centers, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. The pandemic and increase in demand for our products have created operational challenges for our distribution network and impacted our ability to meet our normal fill rate standards. Our supply chain has been impacted by the rapid increase in demand and we have experienced increased operational and logistics costs. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.

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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and rates of vaccination, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, independent contractors and customers and consumers. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
As noted above, many of our product categories in both Pet and Garden have benefited from increased pet adoption during the pandemic and stay at home orders and remote working that positively impacted demand for lawn and garden products. As the pandemic lessens and consumers return to more normal purchasing patterns, demand for product categories which benefited from the COVID-19 pandemic could be adversely impacted, which could negatively impact our financial results.
The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this “Risk Factors” section.
We are in the process of implementing our Central to Home strategy, which could result in increased expenses over the next few years.
In fiscal 2020, we embarked upon a company-wide strategic review led by our Chief Executive Officer to develop our Central to Home strategy, which consists of a comprehensive series of organizational and operational initiatives intended to build and grow our consumer brands, create a leading eCommerce platform and strengthen our relationships with key customers, drive a strong portfolio strategy, reduce costs to improve margins and fuel growth and strengthen our entrepreneurial, business unit-led growth culture. We expect to continue to implement these initiatives over the next several years. We anticipate incurring substantial costs relating to this strategy in each of the next several years. There can be no assurance that we will be able to successfully execute our Central to Home strategic initiatives or that we will be able to do so within the anticipated time period. During the process of implementation, we will be making substantial investments in our business and will incur substantial transitional costs. These investments and transitional costs may adversely affect our operating results.
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
In fiscal 2021, we experienced increasing inflationary costs in key commodities (e.g., sunflower, milo and millet). In fiscal 2020, we also encountered higher key commodity prices. Although we have been able to negotiate some price increases in the past with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.
Supply chain delays and interruptions may result in lost sales, reduced fill rates and service levels and delays in expanding capacity and automating processes.
The COVID-19 pandemic and rapid increase in demand for our products have created operational challenges for our distribution network which have impacted our service and fill rates and resulted in lost sales. The increased demand for our products also continues to challenge our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand.
We continue to face supply constraints of commodities, material and freight and the limited availability of labor and freight and inflationary pressures stemming from the COVID-19 operating environment, including notable increases in costs for key commodities, material, labor and freight.
We may experience additional disruptions in our supply chain, whether it is our ability to procure the materials needed for manufacture or our ability to ship our products to our customers, as the pandemic continues. We cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
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
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2021, approximately 69% of our Garden segment’s net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, heavy rains, water shortages or floods. During fiscal 2020, we experienced very favorable weather during the garden season while the fiscal 2021 season was not as favorable. Less favorable weather in the future could have a significant adverse effect on the profitability of our lawn and garden business.
We depend on a few customers for a significant portion of our business.
Walmart, our largest customer, represented approximately 16% of our total company net sales in fiscal 2021 and 17% of our total company net sales in fiscal 2020 and 16% in fiscal 2019. Home Depot, our second largest customer, represented approximately 15%, 13% and 12% of our total company net sales in fiscal 2021, 2020 and 2019, respectively. Lowe's, our third largest customer, represented approximately 9%, 10% and 9% of our total company net sales in fiscal 2021, 2020 and 2019, respectively. Costco and Petco are also significant customers, and together with Walmart, Home Depot and Lowe's accounted for approximately 51% of our net sales in fiscal 2021. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
Since July 2018, the United States has imposed a series of tariffs, ranging from 5% to 25%, on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. Less than 10% of the products that we sell are manufactured in China. If the United States continues the China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, or other countries, and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

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
We sell our products through a variety of trade channels with a significant portion dependent upon key retailers, through both traditional brick-and-mortar retail channels and eCommerce channels, including Amazon. The eCommerce channel continues to grow rapidly. To the extent that the key retailers on which we depend lose share to the eCommerce channel, we could lose sales. We continue to make additional investments to access this channel more effectively, and there can be no assurances that any such investments will be successful. If we are not successful in developing and utilizing eCommerce channels that consumers may prefer, we may experience lower than expected revenues.
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
We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue and resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in the Pet segment are Spectrum Brands, Hartz Mountain, Mars, Inc. and the J.M Smucker Co., and our largest competitors in the Garden segment are Scotts Miracle-Gro, Spectrum Brands and S.C. Johnson & Son.
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
We continue to implement enterprise resource planning information technology systems.
We are incurring costs associated with designing and implementing enterprise resource planning (ERP) software systems with the objective of gradually migrating our businesses to one or the other of two systems. The choice of which is to be used for each business is dependent on the needs of the business unit. These two systems are to replace numerous accounting and financial reporting systems, most of which have been obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 43 to 14. Capital expenditures for our enterprise resource planning software systems for fiscal 2022 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We have, and we will continue to have, significant indebtedness. As of September 25, 2021, after giving effect to our debt refinancings in October 2020 and April 2021, we had total indebtedness of approximately $1.2 billion. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:
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
During fiscal 2021, 2020 and 2019, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during fiscal 2019. We performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in our Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal years 2020 and 2021.
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal years 2021, 2020 and 2019 we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the quantitative goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
General Risks
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of Timothy P. Cofer, our Chief Executive Officer, and our senior management team. The loss of the services of these persons could have a material adverse effect on our business. Our future performance depends on our ability to attract and retain skilled employees in all facets of our business, including management and manufacturing and distribution. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.
Inflation, economic uncertainty and other adverse macro-economic conditions may harm our business.
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact consumer spending. During fiscal 2021, we experienced significant cost increases in many parts of our business, including input costs, labor costs, and fuel costs and we expect the inflationary environment to continue during fiscal 2022. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence weakens, we are likely to experience gross margin and operating income declines.

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
During 2021, energy prices have increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products, and may continue to rise during fiscal 2022. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
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
We have unresolved litigation which could adversely impact our operating results.
We are a party to litigation alleging that the applicator developed and used by us for certain of our branded topical flea and tick products infringes a patent held by Nite Glow Industries, Inc. and claims for breach of contract and misappropriation of confidential information. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. We filed our notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. We intend to vigorously pursue our defenses in the future proceedings and believe that we will prevail on the merits as to the head start damages issue. While we believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to us in excess of management's expectations.
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
As of September 25, 2021, William E. Brown, our founder, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate 56 manufacturing facilities totaling approximately 6.7 million square feet and 69 sales and distribution facilities totaling approximately 6.1 million square feet. Most sales and distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and distribution center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.
In addition to the manufacturing and sales and distribution facilities, the Garden segment leases approximately 150 acres of land in Oregon, New Jersey and Virginia used in its grass seed and live plant operations and owns approximately 430 acres of land in Virginia, North Carolina, Maryland and Ohio used in its live plant operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time in order to optimize our manufacturing and distribution footprints. We lease 26 of our manufacturing facilities and 58 of our sales and logistics facilities. These leases generally expire between fiscal years 2022 and 2035. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markel, ("Nite Glow") filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The Company intends to vigorously pursue its defenses in the future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
As of November 12, 2021, there were approximately 73 holders of record of our common stock, approximately 398 holders of record of our Class A nonvoting common stock and 4 holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 24, 2016 to September 25, 2021 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.
Total Return Analysis

	9/24/2016	9/30/2017	9/29/2018	9/28/2019	9/26/2020	9/25/2021
Central Garden & Pet Company	$100.00	$153.09	$142.06	$116.63	$148.99	$183.96
NASDAQ Composite	$100.00	$122.43	$151.65	$149.64	$205.69	$283.61
Dow Jones US Nondurable Household Products	$100.00	$103.19	$97.58	$139.05	$156.24	$158.63

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 25, 2021 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 27, 2021 – July 31, 2021	17,216	(2)	$43.50	17,216	$100,000,000
August 1, 2021 – August 28, 2021	201,692	(2) (3)	42.96	195,056	100,000,000
August 29, 2021 – September 25, 2021	308,727	(2)	41.18	308,727	100,000,000
Total	527,635		$41.93	520,999	$100,000,000	(4)

(1)In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 25, 2021, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 1.2 million shares remaining under our Equity Dilution Authorization as of September 26, 2021.

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 25, 2021 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019	September 29, 2018	September 30, 2017
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$3,303,684	$2,695,509	$2,383,010	$2,215,362	$2,054,478
Cost of goods sold and occupancy	2,332,783	1,898,951	1,678,969	1,539,986	1,421,670
Gross profit	970,901	796,558	704,041	675,376	632,808
Selling, general and administrative expenses (2)	716,405	598,581	551,973	508,040	476,696
Operating income	254,496	197,977	152,068	167,336	156,112
Interest expense, net (3)	(58,182)	(39,989)	(33,060)	(36,051)	(28,062)
Other income (expense) (4)	(1,506)	(4,250)	243	(3,860)	(1,621)
Income before income taxes and noncontrolling interest	194,808	153,738	119,251	127,425	126,429
Income tax expense (5)	42,035	32,218	26,604	3,305	46,699
Income including noncontrolling interest	152,773	121,520	92,647	124,120	79,730
Net income (loss) attributable to noncontrolling interest	1,027	844	(139)	526	902
Net income attributable to Central Garden & Pet	$151,746	$120,676	$92,786	$123,594	$78,828
Net income per share attributable to Central Garden & Pet:
Basic	$2.81	$2.23	$1.63	$2.39	$1.57
Diluted	$2.75	$2.20	$1.61	$2.32	$1.52
Weighted average shares used in the computation of income per share:
Basic	53,914	54,008	56,770	51,716	50,230
Diluted	55,248	54,738	57,611	53,341	51,820
Other Data:
Depreciation and amortization	$74,727	$55,359	$50,828	$47,199	$42,719
Capital expenditures	$80,333	$43,055	$31,577	$37,845	$44,659
Cash provided by operating activities	$250,844	$264,273	$204,974	$114,112	$114,309
Cash used in investing activities	$(899,359)	$(48,106)	$(76,263)	$(140,882)	$(162,842)
Cash provided (used) by financing activities	$420,475	$(60,560)	$(110,765)	$474,783	$(10,392)

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019	September 29, 2018	September 30, 2017
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$426,422	$652,712	$497,749	$482,106	$32,397
Working capital	$1,021,338	$1,085,021	$1,028,668	$1,004,334	$462,849
Total assets (6)	$3,116,680	$2,339,364	$2,025,020	$1,907,209	$1,306,906
Total debt (3)(7)	$1,185,764	$694,053	$693,150	$692,153	$395,653
Equity (8)	$1,223,541	$1,077,674	$996,177	$952,834	$637,142

(1)Fiscal years 2018, 2019, 2020 and 2021 included 52 weeks. Fiscal year 2017 included 53 weeks.
(2)During fiscal 2019, we recognized a non-cash charge of $2.5 million related to the impairment of a certain long-lived intangible asset in our Pet Segment. This charge was included as part of selling, general and administrative expenses.
(3)During the first quarter of fiscal 2021, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030. We used a portion of the proceeds to redeem all of our outstanding 6.125% senior notes due 2023. As a result of our redemption of the 2023 Notes, we incurred incremental expenses of approximately $10.0 million, comprised of a call premium payment of $6.1 million, overlapping interest expense of approximately $1.4 million and a $2.5 million non-cash charge for the write-off of unamortized financing costs in interest expense. During the third quarter of fiscal 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031.
(4)During fiscal 2020, we recognized a non-cash impairment charge of $3.6 million for two private company investments. During fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted expected cash flows and the recoverability of the investments.
(5)Income tax expense was impacted by a fiscal 2018 tax benefit of $21.5 million from the revaluation of our deferred tax assets and liabilities as a result of the Tax Reform Act.
(6)In the first quarter of fiscal 2020, we adopted lease accounting standard ASC 842, which required us to recognize lease Right-of-Use Assets of $111 million on our balance sheet at adoption.
(7)In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
(8)During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.

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
In fiscal 2021, our consolidated net sales were $3.3 billion, of which our Pet segment, or Pet, accounted for approximately $1.9 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2021, our operating income was $254 million consisting of income from our Pet segment of $208 million, income from our Garden segment of $139 million and corporate expenses of $93 million.

Fiscal 2021 Financial Highlights

Financial summary:
•Net sales for fiscal 2021 increased $608.2 million, or 22.6%, to $3,303.7 million, with organic net sales increasing $335.3 million and sales from our four recent acquisitions of $272.9 million. Our Pet segment sales increased 12.9%, and our Garden segment sales increased 38.5%.
•Gross profit for fiscal 2021 increased $174.3 million, or 21.9%, to $970.9 million. Gross margin declined 20 basis points in fiscal 2021 to 29.4%, from 29.6% in fiscal 2020.
•Our operating income increased $56.5 million, or 28.5%, to $254.5 million in fiscal 2021, and as a percentage of net sales improved to 7.7% from 7.3% in fiscal 2020.
•Net income for fiscal 2021 was $151.7 million, or $2.75 per share on a diluted basis, compared to net income in fiscal 2020 of $120.7 million, or $2.20 per share on a diluted basis.
Recent Developments
Fiscal Year 2021 Acquisitions
D&D Commodities
On June 30, 2021, the Company purchased D&D Commodities, Ltd. ("D&D"), a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt. The addition of D&D expands Central's portfolio in the bird feed category and is expected to deepen the Company's relationship with major retailers.
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The addition of Green Garden Products expands the Company's portfolio into an adjacent garden category.
Hopewell Nursery
On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers and garden centers across the Northeast, for approximately $81 million. The addition of Hopewell Nursery to the Central portfolio strengthens the Company's position as a leading live goods provider in the garden category.
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

Central has been impacted by COVID-19 in a number of ways, including increased demand evidenced by our organic net sales increase of 13% in fiscal year 2021. The increased demand for our products continues to challenge our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the balance of the pandemic. Our manufacturing facilities and distribution centers are currently open and fully operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. We have hosted mobile vaccination clinics at some of our larger manufacturing and distribution sites, in order to make vaccines available to our employees.
The pandemic and related increase in demand have created operational challenges, which have impacted our service and fill rates. In our supply chain, we may continue to experience increased operational and logistics costs. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. We continue to face supply constraints of commodities, material and freight and the limited availability of labor and inflationary pressures stemming from the COVID-19 operating environment, including notable increases in costs for key commodities, material, labor and freight.
We believe we have sufficient liquidity to satisfy our cash needs with our cash and revolving credit facility as we manage through the current economic and health environment.
The volatility in demand, changing consumer consumption patterns, uncertainty regarding vaccination uptake and new variants of the virus make it difficult to predict when more normal order patterns may return. Forecasting and planning remain challenging in the current environment and will continue to be challenging as the pandemic eases in the future. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.
Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.6	70.4	70.5
Gross profit	29.4	29.6	29.5
Selling, general and administrative	21.7	22.2	23.2
Operating income	7.7	7.4	6.4
Interest expense, net	(1.8)	(1.5)	(1.4)
Other expense, net	—	(0.2)	—
Income taxes	1.3	1.2	1.1
Net income	4.6%	4.5%	3.9%

Fiscal 2021 Compared to Fiscal 2020
Net Sales
Net sales for fiscal 2021 increased $608.2 million, or 22.6%, to $3,303.7 million from $2,695.5 million in fiscal 2020. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $335.3 million, or 12.5% in fiscal 2021. Branded product sales increased $459.8 million, and sales of other manufacturers’ products increased $148.4 million. Branded product sales include products we produce under Central brand names and products we produce under third-party brands. Sales of branded products represented 77% of our total sales in fiscal 2021 compared with 78% in fiscal 2020. Private label sales represent approximately 10% to 15% of our consolidated net sales.

The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented:

Category	2021		2020		2019
	(in millions)
Other pet products	$767.0		$821.1		$688.3
Other garden products	876.6		491.7		485.9
Other manufacturers' products	749.1		600.7		504.5
Dog & cat products	570.9		502.1		452.1
Wild bird	340.1		—	(1)	—	(1)
Controls & fertilizer products	—	(1)	279.9		252.2
Total	$3,303.7		$2,695.5		$2,383.0
(1) The product category was less than 10% of our consolidated net sales in the period.
Pet net sales increased $216.9 million, or 12.9%, to $1,894.9 million in fiscal 2021 from $1,678.0 million in fiscal 2020. Net sales in the prior year include sales from the Breeder’s Choice business unit which we sold in December 2020. Organic net sales increased $235.8 million, or 14.2%, as compared to the prior year. The sales increase was broad-based across our entire Pet portfolio and we continue to see increased demand due, among other things, to increased pet ownership of dogs, cats, small animals and reptiles during the pandemic. Organic sales gains were most significant in our dog and cat, sales of other manufacturers’ products, and outdoor cushion businesses. The organic sales increase was primarily volume driven but price increases did have a more limited positive impact. Pet branded sales increased $176.3 million and sales of other manufacturers' products increased $40.6 million.
Garden net sales increased $391.3 million, or 38.5%, to $1,408.8 million in fiscal 2021 from $1,017.5 million in fiscal 2020. Organic sales increased $99.5 million, or 9.8%, and sales from our recent acquisitions of DoMyOwn, Hopewell Nursery, Green Garden Products and D&D Commodities contributed $291.8 million. The increased organic sales were broad-based across our entire Garden portfolio, including sales increases in sales of other manufacturers’ products, wild bird feed, live plants and controls and fertilizers. We believe the sales increase across our Garden portfolio was driven in significant part by increased consumer home gardening related to the pandemic and retailer listing gains. The organic sales increase was primarily volume driven but was also aided by price increases necessitated by the current inflationary cost environment, especially in our wild bird feed business. Garden branded sales increased $283.5 million and sales of other manufacturers' products increased $107.8 million.
Gross Profit
Gross profit for fiscal 2021 increased $174.3 million, or 21.9%, to $970.9 million from $796.6 million in fiscal 2020. Both Garden and Pet contributed to the increase in gross profit. The decline in gross margin was due to significant cost inflation and the impact of inventory-related purchase accounting which was largely offset by price increases and productivity gains. Both segments are being impacted by the rapidly increasing cost environment where we are seeing widespread inflation across commodities (e.g., sunflower, milo, millet and foam), freight and labor. We intend to seek price increases to offset continued inflationary pressures but do not anticipate we will be able to fully offset the cost pressures in fiscal 2022.
In the Pet segment, gross profit increased due to increased sales, favorable product mix and productivity gains, partially offset by significant inflationary headwinds.
In the Garden segment, gross profit increased due to increased sales, including the inorganic contribution of the four recent acquisitions and gross productivity efforts, partially offset by heightened costs across commodities, freight and labor.
Selling, General and Administrative
Selling, general and administrative expenses increased $117.8 million, or 19.7%, from $598.6 million in fiscal 2020 to $716.4 million in fiscal 2021. As a percentage of net sales, selling, general and administrative expenses decreased from 22.2% in fiscal 2020 to 21.7% in fiscal 2021; both the Pet segment and corporate contributed to the improvement. Selling, general and administrative expense as a percentage of net sales increased in the Garden segment due to the four fiscal 2021 acquisitions which include the amortization of the intangible assets resulting from purchase accounting. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Selling and delivery expense increased $61.5 million, or 20.4%, to $363.7 million in fiscal 2021 but decreased as a percentage of net sales from 11.2% in fiscal 2020 to 11.0% in fiscal 2021. The increase in selling and delivery expense was due primarily to the addition of our four fiscal 2021 acquisitions, increased delivery expense resulting from increased sales volumes and higher shipping costs, and increased headcount and marketing investments for market research, brand development and innovation. The decline in selling and delivery expense as a percentage of net sales was due primarily to improved overhead absorption.

Warehouse and administrative expense increased $56.3 million, or 19.0%, to $352.7 million in fiscal 2021 and decreased as a percentage of net sales to 10.7% in fiscal 2021 from 11.0% in fiscal 2020. The increased expense was driven by the addition of the four recent acquisitions in the Garden segment and a $2.6 million loss in our Pet segment resulting from the sale of the Breeder’s Choice business in our fiscal 2021 first quarter. Additionally, both operating segments experienced increased labor and payroll-related expense from wage inflation. Corporate expenses increased $3.6 million due primarily to increased variable compensation, payroll expense and increased non-cash equity compensation expense.
Operating Income
Operating income increased $56.5 million, or 28.5%, to $254.5 million in fiscal 2021 from $198.0 million in fiscal 2020. Our operating margin was 7.7% in fiscal 2021, increasing from 7.3% in fiscal 2020. Increased sales of $608.2 million and a 50 basis point decrease in selling, general and administrative expense as a percentage of net sales were partially offset by a 20 basis point decline in gross margin. Both operating income and margin were favorably impacted by significant pandemic-related increases in demand for our products.
Pet operating income increased $36.8 million, or 21.5%, to $208.2 million in fiscal 2021 from $171.4 million for fiscal 2020. Pet operating income increased due to higher sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 80 basis points due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $23.3 million, or 20.2%, to $138.8 million for fiscal 2021. The increase was due to increased sales and higher gross profit partially offset by higher selling, general and administrative expenses. Garden operating margin declined 150 basis points to 9.8% due primarily to higher selling, general and administrative expense as a percentage of net sales and the initial inventory-related impact of purchase accounting from our four recent acquisitions.
Corporate expenses increased $3.6 million due primarily to increased variable compensation, payroll expense and increased non-cash equity compensation expense.
Net Interest Expense
Net interest expense increased $18.2 million, or 45.5%, from $40.0 million in fiscal 2020 to $58.2 million in fiscal 2021. In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense of approximately $10.0 million in the first quarter of fiscal 2021. Also contributing to the increase in net interest expense was a higher debt balance during fiscal 2021. In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031. We used a portion of the net proceeds to repay outstanding amounts under our senior secured revolving credit facility, with the remainder available for general corporate purposes.
Debt outstanding on September 25, 2021 was $1,185.8 million compared to $694.1 million as of September 26, 2020. Our average borrowing rate for fiscal 2021 was 4.4% and for fiscal 2020 was 5.6%.
Other Income (Expense)
Other income (expense) is comprised of income or loss from investments accounted for under the equity method of accounting, including any associated impairments of investments and foreign currency exchange gains and losses. Other expense was $1.5 million for the fiscal year ended September 25, 2021 compared to $4.3 million for the fiscal year ended September 26, 2020, due primarily to a $3.6 million impairment in fiscal 2020 of two investments in private companies impacted by the COVID-19 pandemic.
Income Taxes
Our effective income tax rate was 21.6% for fiscal 2021 compared to 21.0% for fiscal 2020. The increased effective income tax rate in fiscal 2021 was due primarily to a decrease in benefit from income tax credits and an increase in taxable foreign earnings.
Net Income and Earnings Per Share
Our net income for fiscal 2021 was $151.7 million, or $2.75 per diluted share, compared to $120.7 million, or $2.20 per diluted share, for fiscal 2020. The fiscal 2021 25.0% improvement in earnings per diluted share was due to strong revenue growth and operating margin improvement.
Fiscal 2020 Compared to Fiscal 2019
For a discussion of our results of operations in fiscal 2020 compared to fiscal 2019, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 filed with the SEC.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including adjusted EBITDA, organic sales; and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
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
The non-GAAP adjustments made reflect the following:
(1)During the first quarter of fiscal 2021, we issued $500 aggregate principal amount of 4.125% senior notes due October 2030. We used a portion of the proceeds to redeem all of our outstanding 6.125% senior notes due 2023. As a result of our redemption of the 2023 Notes, we incurred incremental expenses of approximately $10.0 million, comprised of a call premium payment of $6.1 million, overlapping interest expense of approximately $1.4 million and a $2.5 million non-cash charge for the write-off of unamortized financing costs in interest expense. These amounts are included in interest expense in the condensed consolidated statements of operations.
(2)During the first quarter of fiscal 2021, we recognized a loss of $2.6 million, included in selling, general and administrative expense in the consolidated statement of operations, from the sale of our Breeder's Choice business unit after concluding it was not a strategic business for our Pet segment.
(3)During the third quarter of fiscal 2020, we recorded a non-cash impairment charge for two private company investments. The impairment was recorded as part of other (expense) income.

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
		September 25, 2021	September 26, 2020
		(in thousands, except per share amounts)
Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet Company		$151,746	$120,676
Incremental expenses from note redemption and issuance	(1)	9,952	—
Loss on sale of business	(2)	2,611	—
Investment Impairments	(3)	—	3,566
Tax effect of incremental expenses, loss on sale and impairment		(2,711)	(747)
Non-GAAP net income attributable to Central Garden & Pet Company		$161,598	$123,495
GAAP diluted net income per share		$2.75	$2.20
Non-GAAP diluted net income per share		$2.92	$2.26
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		55,248	54,738

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

CONSOLIDATED	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 25, 2021
	Net sales (GAAP)	Effect of acquisitions & divestiture on increase in net sales	Net sales organic
	(in millions)
Reported net sales FY 2021	$3,303.7	$291.8	$3,011.9
Reported net sales FY 2020	2,695.5	18.9	2,676.6
$ increase	$608.2	$272.9	$335.3
% increase	22.6%		12.5%

PET	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 25, 2021
	Net sales (GAAP)	Effect of acquisitions & divestitures on increase in net sales	Net sales organic
	(in millions)
Reported net sales FY 2021	$1,894.9	$—	$1,894.9
Reported net sales FY 2020	1,678.0	18.9	1,659.1
$ increase	$216.9	$(18.9)	$235.8
% increase	12.9%		14.2%

GARDEN	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 25, 2021
	Net sales (GAAP)	Effect of acquisitions & divestitures on increase in net sales	Net sales organic
	(in millions)
Reported net sales FY 2021	$1,408.8	$291.8	$1,117.0
Reported net sales FY 2020	1,017.5	—	1,017.5
$ increase	$391.3	$291.8	$99.5
% increase	38.5%		9.8%

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 25, 2021
	(in thousands)
Adjusted EBITDA Reconciliation	Total	Garden	Pet	Corp
Net income attributable to Central Garden & Pet	$151,746	—	—	—
Interest expense, net	58,182	—	—	—
Other expense	1,506	—	—	—
Income tax expense	42,035	—	—	—
Net income attributable to noncontrolling interest	1,027	—	—	—
Sum of items below operating income	102,750	—	—	—
Income (loss) from operations	254,496	138,755	208,201	(92,460)
Depreciation & amortization	74,727	33,050	36,952	4,725
Adjusted EBITDA	$329,223	$171,805	$245,153	$(87,735)

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 26, 2020
	(in thousands)
Adjusted EBITDA Reconciliation	Total	Garden	Pet	Corp
Net income attributable to Central Garden & Pet	$120,676	—	—	—
Interest expense, net	39,989	—	—	—
Other income	4,250	—	—	—
Income tax expense	32,218	—	—	—
Net loss attributable to noncontrolling interest	844	—	—	—
Sum of items below operating income	77,301	—	—	—
Income (loss) from operations	197,977	115,413	171,369	(88,805)
Depreciation & amortization	55,359	10,590	38,116	6,653
Adjusted EBITDA	$253,336	$126,003	$209,485	$(82,152)
Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizer business as well as heightened import costs such as shipping container costs and tariffs. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
During fiscal 2021, inflation was broad-based and we saw significant increases across commodity and material costs, freight and labor. During fiscal 2020, we saw more moderate increases to commodity, labor and freight costs. During fiscal 2019, commodity costs increased while freight costs moderated. In fiscal 2020 and 2019, tariffs implemented during the year had a negative impact in instances where we were unable to pass through the incremental costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2021, approximately 69% of our Garden segment’s net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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
Operating Activities
Net cash provided by operating activities decreased $13.5 million, from $264.3 million in fiscal 2020 to $250.8 million in fiscal 2021. The decrease in cash provided was due primarily to changes in our working capital accounts, primarily an increase in inventory from an intentional build-up due to the overall increased demand for our products, as compared to the prior year.
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
Investing Activities
Net cash used in investing activities increased $851.3 million from $48.1 million in fiscal 2020 to $899.4 million in fiscal 2021. The increase in cash used in investing activities was due primarily to acquisition activity and an increase in capital expenditures of approximately $37 million in the current year compared to the prior year, partially offset by proceeds received from the sale of our Breeder's Choice business during the first quarter of fiscal 2021 and decreased investments in the current year compared to the prior year. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million. During the second quarter of fiscal 2021, we acquired Hopewell Nursery on December 31, 2020 for approximately $81 million and Green Garden Products on February 11, 2021 for approximately $571 million and in the fourth quarter of fiscal 2021, we acquired D&D Commodities for approximately $88 million.
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

Financing Activities
Net cash provided by financing activities increased $481.0 million from $60.6 million of cash used in fiscal 2020 to $420.5 million of cash provided in fiscal 2021. The increase in cash provided by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes in October 2020 and $400 million of our 2031 Notes in April 2021, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuances of the 2030 Notes and 2031 Notes. We also decreased open market purchases of our common stock during the current year period as compared to the prior year. During fiscal 2021, the Company repurchased approximately 0.5 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $21.8 million, or $41.91 per share, in addition to $8.2 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
Net cash used in financing activities decreased $50.2 million from $110.8 million of cash provided in fiscal 2019 to $60.6 million cash used in fiscal 2020. The decrease in cash used in financing activities during the current year was due primarily to our repayment of approximately $46 million of acquired long-term debt subsequent to our acquisitions of Arden and C&S Products during fiscal 2019, as well as decreased open market purchases of our common stock during the current year. During fiscal 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $6.6 million, or approximately $26.63 per share, and 1.8 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $45.7 million, or approximately $25.90 per share, in addition to $6.9 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $80 million - $90 million over the next 12 months.
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
Stock Repurchases
During fiscal 2021, the Company repurchased approximately 0.5 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $21.8 million, or $41.91 per share. In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 25, 2021, no repurchases had been made under the $100 million 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized us to make supplemental purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 26, 2021, we had authorization remaining from the fiscal 2021 equity plan activity to repurchase up to 1.2 million shares under our Equity Dilution Authorization.
Total Debt
At September 25, 2021, our total debt outstanding was $1,185.8 million versus $694.1 million at September 26, 2020.

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
The 2031 Notes require semi-annual interest payments on April 30 and October 30, which commenced October 30, 2021. The 2031 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our Amended Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 25, 2021.

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
The 2030 Notes require semiannual interest payments on October 15 and April 15, which commenced April 15, 2021. The 2030 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility or guarantee our other debt.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 25, 2021.

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
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 25, 2021.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of September 25, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of September 25, 2021, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.5 million outstanding as of September 25, 2021.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00% and 1.50% and was 1.00% as of September 25, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00% and 0.50% , and was 0.00% as of September 25, 2021. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of September 25, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.
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
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended September 25, 2021.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
In April 2021, Central (the "Parent/Issuer") issued $400 million of 2031 Notes. In October 2020, Central issued $500 million of 2030 Notes. In December 2017, Central issued $300 million of 2028 Notes. The 2031 Notes, 2030 Notes and 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors"), which are borrowers under or guarantors of our senior secured revolving credit facility ("Credit Facility"). The 2031 Notes, 2030 Notes and 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2031, 2030 or 2028 Notes and are referred to as the Non-Guarantors.
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

Summarized Statements of Operations
(in thousands)	Fiscal Year Ended		Fiscal Year Ended
	September 25, 2021		September 26, 2020
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Net sales	$908,599	$2,142,925	$839,425	$1,720,279
Gross profit	$205,837	$686,332	$195,893	$555,616
Income (loss) from operations	$4,382	$229,961	$2,724	$187,114
Equity in earnings of Guarantor subsidiaries	$183,122	$—	$148,349	$—
Net income (loss)	$(45,596)	$183,122	$(33,326)	$148,349

Summarized Balance Sheet Information
(in thousands)	As of		As of
	September 25, 2021		September 26, 2020
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Current assets	$670,030	$733,132	$900,416	$560,919
Intercompany receivable from Non-guarantor subsidiaries	229,795	61,633	36,329	61,595
Other assets	2,896,162	2,399,165	2,042,206	1,631,167
Total assets	$3,795,987	$3,193,930	$2,978,951	$2,253,681

Current liabilities	$185,996	$298,039	$170,378	$247,810
Long-term debt	1,184,024	—	693,956	—
Other liabilities	1,272,798	151,011	1,095,288	101,912
Total liabilities	$2,642,818	$449,050	$1,959,622	$349,722

Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$1.1	$0.3	$0.2	$0.1	$—	$1,200.0	$1,201.7
Interest payment obligations (2)	52.5	52.5	52.5	52.5	52.5	190.1	452.6
Operating leases	44.7	34.7	28.0	22.8	13.9	45.4	189.5
Purchase commitments (3)	149.1	34.3	21.1	13.2	5.6	1.6	224.9
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$247.4	$121.8	$101.8	$88.6	$72.0	$1,437.1	$2,068.7

(1)Excludes $1.5 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $16.0 million as of September 25, 2021, of which, $2.9 million is amortizable until February 2028, $7.3 million is amortizable until October 2030 and $5.8 million is amortizable until April 2031, and is included in the carrying value of the long-term debt. See Note 11 - Long-Term Debt to the consolidated financial statements for further discussion of long-term debt.
(2)Estimated interest payments to be made on our 2028 Notes, our 2030 Notes and our 2031 Notes. See Note 11 - Long-Term Debt to the consolidated financial statements for description of interest rate terms.
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
(4)Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $0.4 million were made in fiscal 2021 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.

As of September 25, 2021, we had unrecognized tax benefits of $0.3 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
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
We test goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our two reporting units to the Company’s total market capitalization.
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
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2021, 2020 and 2019, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the estimated fair values of our reporting units under the quantitative goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
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
During fiscal 2021, 2020 and 2019, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2021, 2020 and 2019 analyses of our indefinite-lived trade names and trademarks.
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
Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 25, 2021 under our Amended Credit Facility. However, if our Amended Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.0 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 25, 2021, we had entered into fixed purchase commitments for commodities totaling approximately $224.9 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $22.5 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 25, 2021.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2021. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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
(2)Exhibits:

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
2.1	Agreement and Plan of Merger, dated December 30, 2020, between Central Garden & Pet Company and Flora Parent, Inc.	8-K	001-33268	2.1	2/17/2021

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
2.2	Amendment No. 1, dated April 27, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.1	8/5/2021
2.3	Amendment No. 2, dated June 17, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.2	8/5/2021
2.4	Amendment No. 3, dated June 23, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.3	8/5/2021
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 4, 2020	8-K	001-33268	3.1	2/7/2020
4.1	Specimen Common Stock Certificate	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate	10-K	001-33268	4.2	11/29/2017
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-33268	4.2	3/8/2010
4.4	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as t0rustee, relating to the 5.125% Senior Notes due 2028	8-K	001-33268	4.1	12/14/2017
4.5.	Ninth Supplemental Indenture, dated as of March 30, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Note due 2028	10-Q	001-33268	4.1	5/7/2019
4.6	Tenth Supplemental Indenture, dated as of June 29, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028	10-Q	001-33268	4.1	8/2/2019
4.7	Eleventh Supplemental Indenture, dated as of October 16, 2020, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 4.125% Senior Notes due 2030	8-K	001-33268	4.1	10/16/2020
4.8	Indenture, dated as of April 30, 2021, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.125% Senior Notes due 2031.	8-K	001-33268	4.1	04/30/2021
4.9	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33268	4.12	11/27/2019
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors	10-K	001-33268	10.1	11/29/2017

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
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
		10-K	001-33268	10.2	11/27/2019
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.1	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.2	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010
10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020	10-K	001-33268	10.7	11/24/2020
10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.1	2/3/2005
10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.2	2/3/2005
10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III	10-K/A	000-20242	10.20	1/20/1999
10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003	10-Q	000-20242	10.7.1	8/8/2003
10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III	8-K	000-20242	10.1	4/14/2006
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III	10-K	001-33268	10.7.2	11/26/2008
10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012	10-Q	001-33268	10.1	2/7/2013
10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III	10-Q	001-33268	10.1	2/5/2015

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2016, between the Company and Brooks M. Pennington III	10-K	001-33268	10.16	11/29/2017
10.17*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2018, between the Company and Brooks M. Pennington III	10-K	001-33268	10.17	11/28/2018
10.18*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2020, between the Company and Brooks M. Pennington III	10-Q	001-33268	10.1	5/7/2020
10.19*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships	8-K	000-20242	10.1	10/14/2005
10.20*	Form of Post-Termination Consulting Agreement	8-K	000-20242	10.2	10/14/2005
10.21*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011	10-K	001-33268	10.24	12/10/2015
10.22*	Employment Agreement between the Company and Timothy Cofer, effective October 14, 2019	8-K	001-33268	10.1	9/19/2019
21	List of Subsidiaries					X
22	List of Guarantor Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 23, 2021

CENTRAL GARDEN & PET COMPANY

By	/s/ Timothy P. Cofer
Timothy P. Cofer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Timothy P. Cofer	Director and Chief Executive Officer (Principal Executive Officer)	November 23, 2021
Timothy P. Cofer

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 23, 2021
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 23, 2021
Howard A. Machek

/s/ William E. Brown	Chairman	November 23, 2021
William E. Brown

/s/ Courtnee Chun	Director	November 23, 2021
Courtnee Chun

/s/ Lisa Coleman	Director	November 23, 2021
Lisa Coleman

/s/ Brendan P. Dougher	Director	November 23, 2021
Brendan P. Dougher

/s/ Michael J. Edwards	Director	November 23, 2021
Michael J. Edwards

/s/ Michael J. Griffith	Director	November 23, 2021
Michael J. Griffith

/s/ Christopher Metz	Director	November 23, 2021
Christopher Metz

/s/ Daniel Myers	Director	November 23, 2021
Daniel Myers

/s/ Brooks M. Pennington III	Director	November 23, 2021
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 23, 2021
John R. Ranelli

/s/ Mary Beth Springer	Director	November 23, 2021
Mary Beth Springer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of DoMyOwn, which we acquired on December 18, 2020; Hopewell Nursery, which we acquired on December 31, 2020; Green Garden Products, which we acquired on February 11, 2021; and D&D Commodities Limited, which we acquired on June 30, 2021. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. DoMyOwn, Hopewell Nursery, Green Garden Products and D&D Commodities Limited, combined constituted approximately 28% of the total assets and approximately nine percent of total net sales of the consolidated financial statements of the Company as of and for the fiscal year ended September 25, 2021.
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 25, 2021.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Central Garden & Pet Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 25, 2021 and September 26, 2020, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the fiscal years ended September 25, 2021, September 26, 2020, and September 28, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 25, 2021 and September 26, 2020, and the results of its operations and its cash flows for each of the fiscal years ended September 25, 2021, September 26, 2020, and September 28, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DoMyOwn, Hopewell Nursery, Green Garden Products, and D&D Commodities Limited, which were acquired during fiscal 2021. The combined financial statements of these acquisitions constitute approximately 28% of total assets and approximately 9% of net sales of the consolidated financial statement amounts of the Company as of and for the year ended September 25, 2021. Accordingly, our audit did not include the internal control over financial reporting at DoMyOwn, Hopewell Nursery, Green Garden Products, or D&D Commodities Limited.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases effective September 29, 2019, due to the adoption of Accounting Standards Codification 842, Leases (“ASC 842”), using the modified retrospective approach.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained, in all material respects.

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

Acquisitions—Refer to Note 3 to the financial statements

Critical Audit Matter Description

DoMyOwn—On December 18, 2020, the Company acquired DoMyOwn, a leading online retailer of professional‑grade control products, for approximately $81 million.

Hopewell Nursery—On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers, and garden centers across the Northeast, for approximately $81 million.

Green Garden Products—On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries (“Green Garden Products”), a leading provider of vegetable, herb and flower seed packets, seed starters, and plant nutrients in North America, for $571 million. The Company has not yet finalized the allocation of the purchase price to fair value of the tangible assets, intangible assets, and liabilities acquired.

D&D Commodities Limited—On June 30, 2021, the Company purchased D&D Commodities, Ltd., a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt. The Company has not yet finalized the allocation of the purchase price to fair value of the tangible assets, intangible assets, and liabilities acquired.

We identified the accounting for these acquisitions as a critical audit matter due to the complexity of the agreements and the significant judgments made by management in (1) evaluating the purchase and other agreements entered into on or around the acquisition dates to identify the accounting treatment for different elements contained in each agreement; (2) determining the weighted-average cost of capital (WACC), including the discount rate to be used in the valuation; and (3) evaluating the fair value of certain land and buildings acquired. Auditing these acquisitions required significant audit effort in the form of more experienced personnel reading the purchase and other agreements to identify, analyze, and conclude on the reasonableness of management’s accounting treatment for the different elements, including the purchase price recorded. In addition, we used our fair value specialists to (1) evaluate the reasonableness of the WACC and discount rate utilized in the valuation and (2) evaluate the reasonableness of key assumptions used in the sales comparison and cost approaches in determining the fair value of land and buildings acquired.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the acquisitions included the following, among others:

•We tested the effectiveness of controls over the valuation methodology of acquired companies, including management’s controls over the selection of the WACC and discount rates as well as controls over the review of the purchase and other agreements for complex accounting matters and associated accounting analysis.

•We utilized more experienced personnel to read and analyze the purchase and other agreements entered into on or around the acquisition date to identify and conclude on the reasonableness of management’s accounting treatment for the different elements, including the purchase price recorded.

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
•With the assistance of real estate fair value specialists, we:

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

November 23, 2021

We have served as the Company’s auditor since at least 1987; however, an earlier year could not be reliably determined.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 25, 2021	September 26, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$426,422	$652,712
Restricted cash	13,100	13,685
Accounts receivable, net	385,384	391,773
Inventories, net	685,237	439,615
Prepaid expenses and other	33,514	27,498
Total current assets	1,543,657	1,525,283
Plant, property and equipment, net	328,571	244,667
Goodwill	369,391	289,955
Other intangible assets, net	134,431	134,924
Operating lease right-of-use assets	165,602	115,882
Other assets	575,028	28,653
Total	$3,116,680	$2,339,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$245,542	$205,234
Accrued expenses	234,965	201,436
Current lease liabilities	40,731	33,495
Current portion of long-term debt	1,081	97
Total current liabilities	522,319	440,262
Long-term debt	1,184,683	693,956
Long-term lease liabilities	130,125	86,516
Deferred income taxes and other long-term obligations	56,012	40,956
Commitments and contingencies (Note 12)
Equity:
Common stock	113	113
Class A common stock	423	419
Class B stock	16	16
Additional paid-in capital	576,446	566,883
Retained earnings	646,082	510,781
Accumulated other comprehensive loss	(831)	(1,409)
Total Central Garden & Pet shareholders’ equity	1,222,249	1,076,803
Noncontrolling interest	1,292	871
Total equity	1,223,541	1,077,674
Total	$3,116,680	$2,339,364
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019
	(in thousands, except per share amounts)
Net sales	$3,303,684	$2,695,509	$2,383,010
Cost of goods sold and occupancy	2,332,783	1,898,951	1,678,969
Gross profit	970,901	796,558	704,041
Selling, general and administrative expenses	716,405	598,581	551,973
Operating income	254,496	197,977	152,068
Interest expense	(58,597)	(44,016)	(42,614)
Interest income	415	4,027	9,554
Other (expense) income, net	(1,506)	(4,250)	243
Income before income taxes and noncontrolling interest	194,808	153,738	119,251
Income tax expense	42,035	32,218	26,604
Net income including noncontrolling interest	152,773	121,520	92,647
Net income (loss) attributable to noncontrolling interest	1,027	844	(139)
Net income attributable to Central Garden & Pet Company	$151,746	$120,676	$92,786
Net income per share attributable to Central Garden & Pet Company:
Basic	$2.81	$2.23	$1.63
Diluted	$2.75	$2.20	$1.61
Weighted average shares used in the computation of net income per share:
Basic	53,914	54,008	56,770
Diluted	55,248	54,738	57,611

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019
	(in thousands)
Net income	$152,773	$121,520	$92,647
Other comprehensive income (loss):
Foreign currency translation	578	267	(458)
Total comprehensive income	153,351	121,787	92,189
Comprehensive income (loss) attributable to noncontrolling interests	1,027	844	(139)
Comprehensive income attributable to Central Garden & Pet Company	$152,324	$120,943	$92,328

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Central Garden & Pet Company
	(in thousands, except per share amounts)
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 29, 2018	12,145,135	$121	43,953,265	$439	1,652,262	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Amortization of share-based awards	—	—	—	—	—	—	10,459	—	—	10,459	—	10,459
Repurchase of stock	(601,166)	(6)	(1,759,574)	(17)	—	—	(24,125)	(33,967)	—	(58,115)	—	(58,115)
Restricted share activity	—	—	437,035	4	—	—	(3,128)	—	—	(3,124)	—	(3,124)
Issuance of common stock	—	—	337,767	4	—	—	2,006	—	—	2,010	—	2,010
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(76)	(76)
Other comprehensive loss	—	—	—	—	—	—	—	—	(458)	(458)	—	(458)
Net income	—	—	—	—	—	—	—	92,786	—	92,786	(139)	92,647
Balance, September 28, 2019	11,543,969	115	42,968,493	430	1,652,262	16	575,380	421,742	(1,676)	996,007	170	996,177
Amortization of share-based awards	—	—	—	—	—	—	12,619	—	—	12,619	—	12,619
Restricted share activity	—	—	242,436	2	—	—	(2,884)	—	—	(2,882)	—	(2,882)
Issuance of common stock	—	—	408,740	5	—	—	2,365	—	—	2,370	—	2,370
Share conversion	39,888	—	—	—	(39,888)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(143)	(143)
Repurchase of stock	(247,499)	(2)	(1,763,043)	(18)	—	—	(20,597)	(31,637)	—	(52,254)	—	(52,254)
Other comprehensive loss	—	—	—	—	—	—	—	—	267	267	—	267
Net income	—	—	—	—	—	—	—	120,676	—	120,676	844	121,520
Balance, September 26, 2020	11,336,358	113	41,856,626	419	1,612,374	16	566,883	510,781	(1,409)	1,076,803	871	1,077,674
Amortization of share-based awards	—	—	—	—	—	—	16,298	—	—	16,298	—	16,298
Restricted share activity	—	—	579,237	6	—	—	(2,445)	—	—	(2,439)	—	(2,439)
Issuance of common stock	—	—	367,358	3	—	—	1,099	—	—	1,102	—	1,102
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(606)	(606)
Repurchase of stock	(700)	—	(520,299)	(5)	—	—	(5,389)	(16,445)	—	(21,839)	—	(21,839)
Other comprehensive loss	—	—	—	—	—	—	—	—	578	578	—	578
Net income	—	—	—	—	—	—	—	151,746	—	151,746	1,027	152,773
Balance, September 25, 2021	11,335,658	$113	42,282,922	$423	1,612,374	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019
	(in thousands)
Cash flows from operating activities:
Net income	$152,773	$121,520	$92,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,727	55,359	50,828
Amortization of deferred financing costs	2,208	1,873	1,832
Non-cash lease expense	41,044	35,025	—
Stock-based compensation	23,127	18,982	14,662
Debt extinguishment costs	8,577	—	—
Loss on sale of business	2,611	—	—
Deferred income taxes	(14,744)	(6,615)	6,659
(Gain) loss on disposal of property, plant and equipment	(256)	1,171	730
Asset impairments	—	3,566	—
Other	4,716	4,675	(570)
Changes in assets and liabilities (excluding businesses acquired):
Receivables	69,135	(91,470)	1,485
Inventories	(132,170)	27,351	(3,696)
Prepaid expenses and other assets	13,370	4,683	(2,643)
Accounts payable	24,583	52,047	30,473
Accrued expenses	6,734	72,278	12,261
Other long-term obligations	14,731	(83)	306
Operating lease liabilities	(40,322)	(36,089)	—
Net cash provided by operating activities	250,844	264,273	204,974
Cash flows from investing activities:
Additions to property, plant and equipment	(80,333)	(43,055)	(31,577)
Businesses acquired, net of cash acquired	(820,453)	—	(41,161)
Proceeds from sale of business	2,400	—	—
Payments for investments	(500)	(4,439)	(2,010)
Other investing activities	(473)	(612)	(1,515)
Net cash used in investing activities	(899,359)	(48,106)	(76,263)
Cash flows from financing activities:
Repayments on revolving line of credit	(858,000)	(200,000)	—
Borrowings on revolving line of credit	858,000	200,000	—
Premium paid on extinguishment of debt	(6,124)	—	—
Repayments of long-term debt	(430,401)	(113)	(46,193)
Issuance of long-term debt	900,000	—	—
Repurchase of common stock, including shares surrendered for tax withholding	(27,892)	(59,129)	(62,974)
Payments of contingent consideration	(373)	(227)	(170)
Distribution to noncontrolling interest	(606)	(143)	(76)
Payment of financing costs	(14,129)	(948)	(1,352)
Net cash provided by (used in) financing activities	420,475	(60,560)	(110,765)
Effect of exchange rate changes on cash and equivalents	1,165	89	(250)
Net (decrease) increase in cash, cash equivalents and restricted cash	(226,875)	155,696	17,696
Cash, cash equivalents and restricted cash at beginning of year	666,397	510,701	493,005
Cash, cash equivalents and restricted cash at end of year	$439,522	$666,397	$510,701
Supplemental information:
Cash paid for interest	$42,762	$43,892	$42,702
Cash paid for income taxes – net of refunds	70,831	25,537	14,958
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	6,150	6,260	2,630
Liability for contingent performance based payments	610	227	(685)
Shares of common stock repurchased but not settled	2,112	—	458
Operating lease right of use assets recognized at ASC 842 transition	—	111,298	—
Operating lease liabilities recognized at ASC 842 transition	—	115,376	—
Operating lease right of use assets recognized after ASC 842 transition	90,799	39,605	—
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 25, 2021,
September 26, 2020, and September 28, 2019
1. Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third-party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 each included 52 weeks.
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
Change in Segment Components - During the first quarter of fiscal year 2021, the Company began reporting the results of its outdoor cushion operations in the Pet segment as a result of a change in internal management reporting lines due to potential synergies in sourcing, manufacturing and innovation and to be consistent with the reporting of financial information used to assess performance and allocate resources. These operations were previously reported in the Garden segment and are now managed and reported in the Pet segment. All prior period segment disclosures have been recast to reflect this change.
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 was $13.1 million, $12.5 million and $13.8 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to its customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the consolidated balance sheets as part of accrued expenses, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets on the consolidated balance sheets.

Cost of goods sold consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 was $108 million, $88.5 million and $80.4 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $54.6 million, $37.0 million and $27.5 million in fiscal 2021, 2020 and 2019, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $6.8 million for fiscal 2021, $6.4 million for fiscal 2020 and $4.2 million for fiscal 2019. In fiscal 2021, 2020 and 2019, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 159,000, 218,000 and 161,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2021 and 2020, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.0 million and $7.1 million, respectively.
Cash, cash equivalents and restricted cash – The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows as of September 25, 2021, September 26, 2020 and September 28, 2019, respectively (in thousands).

	September 25, 2021	September 26, 2020	September 28, 2019
	(in thousands)
Cash and cash equivalents	$426,422	$652,712	$497,749
Restricted cash	13,100	13,685	12,952
Total cash, cash equivalents and restricted cash	$439,522	$666,397	$510,701

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.

Allowance for Credit Losses and Customer Allowances – The Company’s trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses, as well as allowances for contractual customer deductions accounted for as

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
variable consideration. Under the guidance found in Accounting Standards Codification ("ASC") Topic 326, the “expected credit loss” model replaces the previous incurred loss model and requires consideration of a broader range of information to estimate expected credit losses over the lives of the Company’s trade accounts receivable. The Company’s prior methodology for estimating credit losses on its trade accounts receivable did not differ significantly from the new requirements of Topic 326.

The Company maintains an allowance for credit losses related to its trade accounts receivable for future expected credit losses for the inability of its customers to make required payments. The Company estimates the allowance based upon historical bad debts, current customer receivable balances and the customer’s financial condition. The allowance is adjusted to reflect changes in current and forecasted macroeconomic conditions. The Company’s estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic, which did not significantly impact its allowance. See Note 5 – Allowance for Credit Losses and Customer Allowances.
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
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when the estimated fair value of the asset is less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal years 2020 or 2021. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 3% to 50% in twelve unconsolidated companies. The Company accounts for its interest in these entities using the equity method and in accordance with ASC 321 – Investments – Equity Securities. Equity method losses of $1.4 million in fiscal 2021, and $3.9 million in fiscal 2020 and equity method income of $1.2 million in fiscal 2019 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $12.2 million at September 25, 2021 and $13.1 million at September 26, 2020 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 – Acquisitions.
Leases -The Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Long-term operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities are presented separately in the consolidated balance sheets. Finance lease ROU assets are presented in property, plant and equipment, net, and the related finance liabilities are presented with current and long-term debt in the consolidated balance sheets.
Lease ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Fair Value of Financial Instruments – At September 25, 2021 and September 26, 2020, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 – Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2021 was $23.1 million ($17.6 million after tax), fiscal 2020 was $19.0 million ($15.0 million after tax), and fiscal 2019 was $14.7 million ($11.1 million after tax). See Note 14 – Stock-Based Compensation for further information.
Total Comprehensive Income (Loss) – Total comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income, and is comprised of currency translation adjustments relating to the Company’s foreign subsidiaries in the U.K and Canada whose functional currency is not the U.S. dollar.
Recent Accounting Pronouncements
Accounting Standards Recently Adopted
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets measured at amortized cost, including trade receivables. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider when developing its expected credit loss estimate for assets measured at amortized cost. The Company adopted the standard as of September 27, 2020, and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill and Intangible Assets
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this guidance as of September 27, 2020 on a prospective basis. Based on the Company's annual goodwill impairment test performed as of July 1, 2020, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, the adoption of this ASU did not have an impact on the Company's consolidated financial statements and related disclosures.
Fair Value Disclosures
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted this standard as of September 27, 2020, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company in its first quarter of fiscal 2022 beginning September 26, 2021 and requires the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings, if applicable. The Company is currently evaluating the impact that ASU 2019-12 may have on its consolidated financial statements but does not expect the impact to be material.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 25, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,606	$1,606
Total liabilities	$—	$—	$1,606	$1,606

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
The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 25, 2021 and September 26, 2020:

Amount
(in thousands)
Balance as of September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments	610
Performance-based payments made	(373)
Balance as of September 25, 2021	$1,606
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal 2020 or fiscal 2021.
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
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of September 25, 2021 was $408.5 million compared to a carrying value of $394.2 million.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of September 25, 2021 was $517.2 million, compared to a carrying value of $492.8 million.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 25, 2021 and September 26, 2020 was $318.6 million and $316.0 million, respectively, compared to a carrying value of $297.0 million and $296.6 million, respectively.
In November 2020, the Company redeemed $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”) at a price of 101.531%.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.
3. Acquisitions and Investments in Joint Ventures
Fiscal 2021
DoMyOwn
On December 18, 2020, the Company acquired DoMyOwn, a leading online retailer of professional-grade control products, for approximately $81 million. The acquisition strengthens the Company's position in the control products category and adds a leading online platform for eCommerce fulfillment and digital capabilities. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $80.4 million, of which $11.9 million was allocated to identified intangible assets and approximately $68.5 million was included in goodwill in the Company’s consolidated balance sheet as of September 25,2021. Financial results of DoMyOwn have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Current assets, net of cash and cash equivalents acquired	$3,922	$—	$3,922
Fixed assets	3,047	—	3,047
Goodwill	—	68,512	68,512
Other assets	80,412	(80,412)	—
Other intangible assets, net	—	11,900	11,900
Current liabilities	(6,446)	—	(6,446)
Net assets acquired, less cash and cash equivalents	$80,935	$—	$80,935
(1) As previously reported in the Company's Form 10-Q for the period ended June 26, 2021.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for DoMyOwn was immaterial.
Hopewell Nursery
On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers and garden centers across the Northeast, for approximately $81 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $15 million, of which $4.1 million was allocated to identified intangible assets and $10.9 million was included in goodwill in the Company's consolidated balance sheet as of September 25, 2021. The addition of Hopewell Nursery to the Central portfolio strengthens the Company's position as a leading live goods provider in the garden category. Financial results of Hopewell Nursery have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and liabilities assumed as of the acquisition date and subsequent adjustments.

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Current assets, net of cash and cash equivalents acquired	$39,046	$3,742	$42,788
Fixed assets	31,940	(326)	31,614
Goodwill	—	10,924	10,924
Other assets	18,470	(18,470)	—
Other intangible assets, net	—	4,130	4,130
Current liabilities	(6,767)	—	(6,767)
Other long-term liabilities	(1,301)	—	(1,301)
Net assets acquired, less cash and cash equivalents	$81,388	$—	$81,388
(1) As previously reported in the Company's Form 10-Q for the period ended June 26, 2021.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for Hopewell Nursery was immaterial.
Proforma financial information has not been presented as the DoMyOwn and Hopewell Nursery acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.
The Company expects all the goodwill from both of the acquisitions above to be deductible for tax purposes.
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company borrowed approximately $180 million under its credit facility to partially finance the acquisition. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $487 million of the purchase price remains unallocated. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The addition of Green Garden Products expands the Company's portfolio into an adjacent garden category. The financial results of Green Garden have been included in the results of operations within the Garden segment since the date of acquisition. For the fiscal year ended September 25, 2021, net sales and net income related to Green Garden Products were approximately $122.4 million and $1.6 million, respectively.
The following unaudited pro forma financial information summarizes the combined results of operations for Central and Green Garden Products as if the companies were combined as of the beginning of fiscal year 2020.

	Fiscal Year Ended
	September 25, 2021	September 26, 2020
	in thousands except per share amounts
Net sales	$3,357,977	$2,850,678
Net income attributable to Central Garden & Pet Company	$175,508	$146,277
Diluted net income per share attributable to Central Garden & Pet Company	$3.18	$2.67

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
D&D Commodities Limited
On June 30, 2021, the Company purchased D&D Commodities, Ltd. ("D&D"), a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt. Subsequent to the acquisition, $30 million of cash was used to eliminate the acquired long-term debt. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $101 million of the purchase price remains unallocated. Deferred taxes associated with the intangible assets acquired will be finalized upon completion of the purchase accounting. The addition of D&D will expand Central's portfolio in the bird feed category and is expected to deepen the Company's relationship with major retailers. The financial results of D&D have been included in the results of operations within the Garden segment since the date of acquisition.
The Company includes the unallocated purchase price for acquisitions in other assets on its consolidated balance sheet.
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
Investments
During fiscal 2021, the Company made an investment of $0.5 million for a 3% ownership interest in one venture, which is accounted for in accordance with ASC 321. During fiscal 2020, the Company made investments ranging from an additional 3% to 30%, totaling $4.4 million, in two ventures, which are accounted for in accordance with ASC 321. During fiscal 2019, the Company made investments up to 7%, totaling $2.0 million, in two ventures, which are accounted for in accordance with ASC 321.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 51% of the Company’s net sales for fiscal 2021, 52% for fiscal 2020 and 49% for fiscal 2019 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16% of the Company’s net sales in fiscal 2021 and approximately 17% in 2020 and 16% in 2019. The Company’s second largest customer in 2021 accounted for approximately 15% of the Company’s net sales in fiscal 2021, 13% of the Company's net sales in fiscal 2020 and 12% in fiscal 2019. The Company’s third largest customer in 2021 accounted for approximately 9% of the Company’s net sales in fiscal 2021, approximately 10% in fiscal 2020 and approximately 9% in fiscal 2019, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 25, 2021 and September 26, 2020, accounts receivable from the Company’s top five customers comprised approximately 50% and 53%, respectively, of the Company’s total accounts receivable, including 17% and 13% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 8%, 7% and 6% of the Company’s cost of goods sold in fiscal years 2021, 2020 and 2019, respectively, were derived from products purchased from the Company’s five largest suppliers.
5. Allowance for Credit Losses and Customer Allowances
The Company’s trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses, as well as allowances for contractual customer deductions accounted for as variable consideration as described in Note 1 - Organization and Significant Accounting Policies. Under the guidance found in ASC Topic 326, the “expected credit loss” model replaces the previous incurred loss model and requires consideration of a broader range of information to estimate expected credit losses over the lives of the Company’s trade accounts receivable. The Company’s prior methodology for estimating credit losses on its trade accounts receivable did not differ significantly from the new requirements of Topic 326.
The Company maintains an allowance for credit losses related to its trade accounts receivable for future expected credit losses resulting from the inability of its customers to make required payments. The Company estimates the allowance based upon historical bad debts, current customer receivable balances and the customer’s financial condition. The allowance is adjusted to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. The Company’s estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic, which did not significantly impact its allowance.
The following provides a reconciliation of the activity in the Allowance for Credit Losses and Customer Allowances:

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Reclassification of Product Return Reserve	Balances at End of Period
	(in thousands)
Fiscal Year Ended September 28, 2019	24,125	6,906	(3,438)	(6,465)	21,128
Fiscal Year Ended September 26, 2020	21,128	6,771	(238)	—	27,661
Fiscal Year Ended September 25, 2021	27,661	6,604	(5,046)	—	29,219
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	September 25, 2021	September 26, 2020
	(in thousands)
Raw materials	$211,581	$152,692
Work in progress	86,187	49,312
Finished goods	349,338	218,847
Supplies	38,131	18,764
Total inventories, net	$685,237	$439,615

7. Property and Equipment, Net
Property and equipment consists of the following:

	September 25, 2021	September 26, 2020
	(in thousands)
Land	$27,528	$17,370
Buildings and improvements	209,290	180,260
Transportation equipment	12,043	10,522
Machine and warehouse equipment	301,062	270,857
Capitalized software	119,311	117,073
Office furniture and equipment	31,723	30,520
Assets under construction	53,041	22,421
	753,998	649,023
Accumulated depreciation and amortization	(425,427)	(404,356)
	$328,571	$244,667
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $74.7 million, $55.4 million and $50.8 million for fiscal 2021, 2020 and 2019, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019:

	Garden Products Segment	Pet Products Segment	Total
	(in thousands)
Balance as of September 29, 2018
Goodwill	$226,471	$464,267	$690,738
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	268,289	281,177
Additions in fiscal 2019	—	4,900	4,900
Balance as of September 28, 2019
Goodwill	226,471	469,167	695,638
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	273,189	286,077
Additions in fiscal 2020	—	3,878	3,878
Balance as of September 26, 2020
Goodwill	226,471	473,045	699,516
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	277,067	289,955
Additions in fiscal 2021	79,436	—	79,436
Balance as of September 25, 2021
Goodwill	305,907	473,045	778,952
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$92,324	$277,067	$369,391
Additions or reductions to goodwill include acquisitions, sale of businesses, purchase price adjustments and adjustments of amounts upon finalization of purchase accounting.
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization.
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
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2021 and 2020, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment in

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
each fiscal year, and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts in each fiscal year, and accordingly, no further testing of goodwill was required in fiscal 2021 and 2020.
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.0)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.0)	(26.0)	47.7
Customer-related intangible assets – amortizable	143.6	(75.4)	(2.5)	65.7
Other acquired intangible assets – amortizable	37.2	(22.0)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.0)	(1.2)	21.1
Total other intangible assets	$280.6	$(116.4)	$(29.8)	$134.4
September 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.6)	$—	$3.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.6)	(26.0)	47.6
Customer-related intangible assets – amortizable	140.3	(64.1)	(2.5)	73.7
Other acquired intangible assets – amortizable	26.0	(18.2)	—	7.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.2)	(1.2)	13.6
Total other intangible assets	$264.6	$(99.9)	$(29.8)	$134.9
September 28, 2019
Marketing-related intangible assets – amortizable	$19.7	$(16.3)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	90.3	(16.3)	(26.0)	48.0
Customer-related intangible assets – amortizable	138.4	(53.3)	(2.5)	82.6
Other acquired intangible assets – amortizable	26.0	(16.4)	—	9.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.4)	(1.2)	15.5
Total other intangible assets	$261.8	$(86.0)	$(29.7)	$146.1
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of DoMyOwn in the first quarter of fiscal 2021 and Hopewell Nursery in the second quarter of fiscal 2021, the Company acquired approximately $1.5 million of marketing related intangible assets, $3.3 million of customer related intangible assets and $11.2 million of other intangible assets. See Note 3 – Acquisitions.
As part of its acquisition of the remaining 55% interest in Arden Companies in the second quarter of fiscal 2019 and C&S Products in the third quarter of fiscal 2019, the Company acquired approximately $1.9 million of marketing related intangible assets and $11.8 million of customer related intangible assets. See Note 3 – Acquisitions.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. Factors indicating the carrying value of the Company's amortizable intangible assets may not be recoverable were not present in fiscal 2020 or 2021, and accordingly, no impairment testing was performed on these assets.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted-average remaining lives of two years for marketing-related intangibles, seven years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $16.5 million, $14.0 million and $14.5 million, for fiscal 2021, 2020 and 2019, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $14 million per year from fiscal 2022 through fiscal 2026.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Leases
The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 13 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1 – Organization and Significant Accounting Policies, for more information about the Company's lease accounting policies.
Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of September 25, 2021	As of September 26, 2020
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$165.6	$115.9
Current lease liabilities	Current operating lease liabilities	$40.7	$33.5
Non-current lease liabilities	Long-term operating lease liabilities	130.1	86.5
Total operating lease liabilities		$170.8	$120.0
Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.2	$0.3
Current lease liabilities	Current portion of long-term debt	$0.1	$0.1
Non-current lease liabilities	Long-term debt	—	0.1
Total finance lease liabilities		$0.1	$0.2
Components of lease cost were as follows:

	Fiscal Year Ended September 25, 2021	Fiscal Year Ended September 26, 2020
	(in millions)
Operating lease cost	$45.1	$39.1
Finance lease cost:
Amortization of right-of-use assets	0.1	0.1
Interest on lease liabilities	—	—
Total finance lease cost	$0.1	$0.1
		0
Short-term lease cost	4.2	3.7
Variable lease cost	11.0	7.7

Total lease cost	$60.4	$50.6

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Fiscal Year Ended September 25, 2021	Fiscal Year Ended September 26, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.3	$36.1
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90.8	$39.6
Finance leases	$—	$—
Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	As of September 25, 2021	As of September 26, 2020

Weighted-average remaining lease term (in years):
Operating leases	6.4	4.8
Finance leases	1.1	2.0

Weighted-average discount rate:
Operating leases	2.75%	3.43%
Finance leases	4.86%	4.80%
Lease liability maturities as of September 25, 2021 are as follows:

	As of September 25, 2021

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2022	$44.7	$0.1
2023	34.7	—
2024	28.0	—
2025	22.8	—
2026	13.9	—
Thereafter	45.4	—
Total future undiscounted lease payments	$189.5	$0.1
Less imputed interest	(18.7)	—
Total reported lease liability	$170.8	$0.1
Rental expense associated with the Company's leases was $41.7 million for fiscal 2019 and is included in cost of goods sold and occupancy or selling, general and administrative expenses in the Company's consolidated statements of operations.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Long-Term Debt
Long-term debt consists of the following:

	September 25, 2021	September 26, 2020
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$—	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	—
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	—
Unamortized debt issuance costs	(15,994)	(6,142)
Net carrying value	1,184,006	693,858
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024	—	—
Other notes payable	1,758	195
Total	1,185,764	694,053
Less current portion	(1,081)	(97)
Long-term portion	$1,184,683	$693,956
Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
On April 30, 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The Company used a portion of the net proceeds from the offering to repay all outstanding borrowings under its Amended Credit Facility, with the remainder to be used for general corporate purposes.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 25, 2021.
Issuance of $500 million 4.125% Senior Notes due 2030
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 25, 2021.
$300 million 5.125% Senior Notes due 2028
On December 14, 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The Company used the net proceeds from the offering to finance future acquisitions and for general corporate purposes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 25, 2021.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves and adjustments. The Amended Credit Facility also allows the Company to add real property to the

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Net availability under the Amended Credit Facility was $400 million as of September 25, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. As of September 25, 2021, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.5 million outstanding as of September 25, 2021.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00% and 1.50%, and was 1.00% as of September 25, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00% and 0.50%, and was 0.00% as of September 25, 2021. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of September 25, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.
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

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended September 25, 2021.
The scheduled principal repayments on long-term debt as of September 25, 2021 are as follows:

	(in thousands)
Fiscal year:
2022	$1,081
2023	323
2024	228
2025	126
2026	—
Thereafter	1,200,000
Total	$1,201,758	(1)
(1)Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $16.0 million as of September 25, 2021, of which, $2.9 million is amortizable until February 2028, $7.3 million is amortizable until October 2030 and $5.8 million is amortizable until April 2031, and is included in the carrying value.
12. Commitments and Contingencies
Commitments
Letters of credit – The Company had $1.5 million of outstanding letters of credit related to normal business transactions at September 25, 2021. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $13.1 million and $13.7 million as of September 25, 2021 and September 26, 2020, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The Company intends to vigorously pursue its defenses in the future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
During fiscal 2013, the Company received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are continuing, and the ultimate resolution and impact on the Company's consolidated financial statements is uncertain.
In November 2019, the DMC business unit in the Company's Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses of approximately $35 million. In April 2020, DMC experienced an additional fire in the same leased property in Athens, Texas, which resulted in inventory and property-related losses estimated to be approximately $10 million.
The Company's insurance coverage was sufficient to cover the asset-related losses associated with this event.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019
	(in thousands)
Current:
Federal	$49,941	$33,775	$17,048
State	6,193	5,063	2,728
Foreign	645	(5)	169
Total	56,779	38,833	19,945
Deferred:
Federal	(14,740)	(6,019)	4,278
State	(690)	(582)	2,380
Foreign	686	(14)	1
Total	(14,744)	(6,615)	6,659
Total	$42,035	$32,218	$26,604

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	2.3	4.3
Other permanent differences	0.1	—	0.7
Adjustment of prior year accruals	(0.1)	(0.2)	(0.6)
Credits	(0.4)	(0.6)	(0.9)
Stock based compensation	(1.4)	(1.4)	(1.6)
Other	0.2	(0.1)	(0.6)
Effective income tax rate	21.6%	21.0%	22.3%
The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 25, 2021		September 26, 2020
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$6,991	$—	$6,618	$—
Inventory write-downs	10,377	—	8,624	—
Prepaid expenses	—	1,928	—	1,603
Nondeductible reserves	9,532	—	9,484	—
State taxes	105	—	505	—
Employee benefits	15,831	—	12,913	—
Depreciation and amortization	—	104,829	—	85,302
Equity loss	179	—	2,047	—
State net operating loss carryforward	7,155	—	5,652	—
Stock based compensation	7,003	—	4,743	—
State credits	2,764	—	2,732	—
Other	1,034	—	1,774	—
Valuation allowance	(7,031)	—	(7,124)	—
Total	$53,940	$106,757	$47,968	$86,905
The Company has a federal net operating loss of $22.1 million from its acquisition of Green Garden, all of which will be carried back for a refund. The Company also has state tax net operating losses of $104 million, which expire at various times between 2021 and 2041, and foreign losses of $4.1 million, which do not expire.
The Company has state income tax credits of $3.4 million, which expire at various times beginning in 2021 through 2041. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $7.0 million and $7.1 million (net of federal impact) at September 25, 2021 and September 26, 2020, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 25, 2021 and September 26, 2020, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 25, 2021 and September 26, 2020:

(in thousands)
Balance as of September 28, 2019	$483
Increases related to prior year tax positions	—
Increases related to current year tax positions	80
Decreases related to prior year tax positions	—
Settlements	—
Decreases related to lapse of statute of limitations	(236)
Balance as of September 26, 2020	$327
Increases related to prior year tax positions	47
Increases related to current year tax positions	85
Decreases related to prior year tax positions	—
Settlements	(43)
Decreases related to lapse of statute of limitations	(74)
Balance as of September 25, 2021	$342
As of September 25, 2021, unrecognized income tax benefits totaled approximately $0.3 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
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
The Company has a Nonemployee Director Equity Incentive Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $20,000 divided by such fair market value. In October 2020, the Director Plan was amended such that the number of shares of restricted stock granted to each independent director would be equal to $70,000 divided by the fair market value of the Company's common stock on the date of each annual meeting of shareholders.
As of September 25, 2021, there were approximately 4.3 million shares of Class A Common Stock and no shares of Common Stock and Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 9.4 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.
Stock Option Awards
The Company recognized stock-based compensation expense of $23.1 million, $19.0 million, and $14.7 million for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019, respectively, as a component of selling, general and

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
administrative expenses. Share-based compensation expense in fiscal 2021, 2020 and 2019 consisted of $5.6 million, $5.1 million, and $4.5 million, respectively, for stock options, and $10.7 million, $7.5 million and $6.0 million, respectively, for stock awards. Share-based compensation expense in fiscal 2021, 2020 and 2019 also includes $6.8 million, $6.4 million and $4.2 million, respectively, for the Company’s 401(k) matching contributions.
During fiscal 2021, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2021 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant 3.7 years in fiscal 2021, 2020 and 2019; stock price volatility, 32.4% in fiscal 2021, 32.6% in fiscal 2020, and 30.4% in fiscal 2019; risk free interest rates, 0.5% in fiscal 2021, 1.4% in fiscal 2020 and 2.5% in fiscal 2019; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 25, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 26, 2020	3,021	$28.46	4 years	$19,039
Granted	432	$43.64
Exercised	(766)	$26.73
Canceled or expired	(92)	$23.48
Outstanding at September 25, 2021	2,595	$31.64	4 years	$28,075
Exercisable at September 28, 2019	957	$21.08	3 years	8,589
Exercisable at September 26, 2020	1,016	$26.41	3 years	8,533
Exercisable at September 25, 2021	929	29.64	3 years	11,645
Expected to vest after September 25, 2021	1,666	32.75	4 years	16,430
The prices of options to purchase shares of common stock and Class A common stock outstanding at September 25, 2021, September 26, 2020 and September 28, 2019 were between $13.82 to $51.37 per share, $10.63 to $38.10 per share and $8.56 to $38.10 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 was $10.50, $7.60 and $7.28, respectively. The total intrinsic value of options exercised during the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 was $15.1 million, $9.9 million, and $6.7 million, respectively.
As of September 25, 2021, there was $11.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of three years.
Restricted Stock Awards
As of September 25, 2021 and September 26, 2020, there were approximately 1.7 million and 1.1 million, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2021 and 2020 generally vest within four or five years from the date of grant.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock award activity during the period ended September 25, 2021 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 26, 2020	1,123	$28.45
Granted	755	$39.68
Vested	(178)	$27.11
Forfeited	(36)	$34.44
Nonvested at September 25, 2021	1,664	$33.47
As of September 25, 2021, there was $40.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of four years.
15. Shareholders’ Equity
At September 25, 2021 and September 26, 2020, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,335,658 and 11,336,358, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 42,282,922 and 41,856,626, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,612,374 were outstanding at September 25, 2021 and September 26, 2020. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 25, 2021 and September 26, 2020.
In August 2019, the Company's Board of Directors authorized a new share repurchase program to purchase up to $100 million of its common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 25, 2021, the Company had $100 million remaining under its 2019 Repurchase Authorization. During fiscal 2021, the Company repurchased approximately 0.5 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $21.8 million, or $41.91 per share.
In February 2019, the Board of Directors authorized the Company to make supplemental purchases to minimize dilution resulting from issuances under its equity compensation plans (the "Equity Dilution Authorization"). In addition to the Company's regular share repurchase program, it is permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 26, 2021, the Company had authorization remaining from the fiscal 2021 equity plan activity to repurchase up to 1.2 million shares under its Equity Dilution Authorization.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Earnings Per Share
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 25, 2021			Fiscal Year Ended September 26, 2020			Fiscal Year Ended September 28, 2019
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$151,746	53,914	$2.81	$120,676	54,008	$2.23	$92,786	56,770	$1.63
Effect of dilutive securities:
Options to purchase common stock		645	(0.03)		316	(0.01)		509	(0.01)
Restricted shares		689	(0.03)		414	(0.02)		332	(0.01)
Diluted EPS:
Net income available to common shareholders	$151,746	55,248	$2.75	$120,676	54,738	$2.20	$92,786	57,611	$1.61
For fiscal 2021, options to purchase 0.2 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
17. Transactions with Related Parties
During fiscal 2021, 2020 and 2019, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $42.6 million, $31.3 million and $32.5 million for fiscal years 2021, 2020 and 2019, respectively. Amounts due to and from CPI as of September 25, 2021 and September 26, 2020 were $1.1 million and $0.9 million, respectively.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Pet segment consists of TFH Publications, IMS Trading, Four Paws Products, Central Specialty Pet (Avian and Small Animal, C&S Products and Aquatics), Segrest, K&H Pet Products, Arden, DMC, Life Sciences, Interpet, General Pet and Pet Distribution. These businesses are engaged in the manufacture, purchase, sale and delivery of internally and externally produced pet supplies, animal health and insect controls, aquariums, books, dog treats and food, as well as live fish and small animals principally to independent pet distributors, big-box retailers, regional retailer chains, e-commerce retailers, grocery stores and mass merchants. The Garden segment consists of Grass Seed, Bird Feed, Chemicals and Fertilizers, Excel Marketing, Gulfstream, Hydro-Organics, Pottery (terra-cotta), Cedarworks, Bell Nursery, Hopewell Nursery, DMO, Green Garden, D&D Commodities and Garden Distribution. Products manufactured, designed and sourced, or distributed include products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include live plants; grass, vegetable, flower and herb seed; wild bird feed, bird houses and other birding accessories; terra-cotta pottery; herbicides, pesticides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, online retailers, grocery stores, nurseries and garden supply retailers.
The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and inter-segment eliminations.
The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2021		2020		2019
	(in millions)
Other pet products	$767.0		$821.1		$688.3
Other garden products	876.6		491.7		485.9
Other manufacturers' products	749.1		600.7		504.5
Dog & cat products	570.9		502.1		452.1
Wild bird	340.1		—	(1)	—	(1)
Controls & fertilizer products	—	(1)	279.9		252.2
Total	$3,303.7		$2,695.5		$2,383.0
(1) The product category was less than 10% of our consolidated net sales in the period.
See Note 4 – Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below:

	Fiscal Year Ended
	September 25, 2021	September 26, 2020	September 28, 2019
	(in thousands)
Net sales:
Pet segment	$1,894,929	$1,678,027	$1,459,581
Garden segment	1,408,755	1,017,482	923,429
Total	$3,303,684	$2,695,509	$2,383,010
Operating income (loss):
Pet segment	$208,201	$171,369	$132,496	(1)
Garden segment	138,755	115,413	92,401
Corporate	(92,460)	(88,805)	(72,829)
Total	254,496	197,977	152,068
Interest expense	(58,597)	(44,016)	(42,614)
Interest income	415	4,027	9,554
Other income (expense), net	(1,506)	(4,250)	243
Income before income taxes and noncontrolling interest	194,808	153,738	119,251
Income tax expense	42,035	32,218	26,604
Net income including noncontrolling interest	152,773	121,520	92,647
Net income (loss) attributable to noncontrolling interest	1,027	844	(139)
Net income attributable to Central Garden & Pet Company	$151,746	$120,676	$92,786
Assets:
Pet segment	$966,437	$877,901	$782,696
Garden segment	1,313,899	481,401	415,573
Corporate and eliminations	836,344	980,062	826,751
Total	$3,116,680	$2,339,364	$2,025,020
Depreciation and amortization:
Pet segment	$36,952	$38,116	$34,838
Garden segment	33,050	10,590	9,924
Corporate	4,725	6,653	6,066
Total	$74,727	$55,359	$50,828
Expenditures for long-lived assets:
Pet segment	$44,919	$31,106	$21,203
Garden segment	34,043	8,177	8,658
Corporate	1,371	3,772	1,716
Total	$80,333	$43,055	$31,577
Noncontrolling interest is associated with the Garden segment.
(1) Includes a $2.5 million impairment charge in fiscal 2019.