Form 10-Q
period 2021-12-25
CENTRAL GARDEN & PET CO
filed 2022-02-03
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2022	11,335,658
Class A Common Stock Outstanding as of January 31, 2022	42,175,510
Class B Stock Outstanding as of January 31, 2022	1,612,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 25, 2021, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•our ability to successfully manage the continuing impact of COVID-19 on our business, including but not limited to, the impact on our workforce, operations, fill rates, supply chain, demand for our products and services, and our financial results and condition;
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
•supply chain delays and disruptions resulting in lost sales, reduced fill rates and service levels and delays in expanding capacity and automating processes;
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
•our ability to recruit and retain new members of our management team to support our growing businesses and to hire and retain employees;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	December 25, 2021	December 26, 2020	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$296,038	$608,285	$426,422
Restricted cash	12,913	13,670	13,100
Accounts receivable (less allowances of $27,937, $30,951 and $29,219)	343,659	322,806	385,384
Inventories, net	844,899	574,878	685,237
Prepaid expenses and other	34,213	28,074	33,514
Total current assets	1,531,722	1,547,713	1,543,657
Plant, property and equipment, net	340,133	252,157	328,571
Goodwill	369,391	289,955	369,391
Other intangible assets, net	130,190	131,557	134,431
Operating lease right-of-use assets	169,709	115,833	165,602
Other assets	576,896	108,884	575,028
Total	$3,118,041	$2,446,099	$3,116,680
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244,826	$216,991	$245,542
Accrued expenses	225,062	189,290	234,965
Current lease liabilities	43,051	34,834	40,731
Current portion of long-term debt	411	97	1,081
Total current liabilities	513,350	441,212	522,319
Long-term debt	1,185,057	788,921	1,184,683
Long-term lease liabilities	132,174	85,729	130,125
Deferred income taxes and other long-term obligations	58,560	43,224	56,012
Equity:
Common stock, $0.01 par value: 11,335,658, 11,336,358 and 11,335,658 shares outstanding at December 25, 2021, December 26, 2020 and September 25, 2021	113	113	113
Class A common stock, $0.01 par value: 42,205,761, 42,171,329 and 42,282,922 shares outstanding at December 25, 2021, December 26, 2020 and September 25, 2021	422	422	423
Class B stock, $0.01 par value: 1,612,374, 1,612,374 and 1,612,374 shares outstanding at December 25, 2021, December 26, 2020 and September 25, 2021	16	16	16
Additional paid-in capital	578,917	570,678	576,446
Retained earnings	650,032	516,394	646,082
Accumulated other comprehensive loss	(1,273)	(1,032)	(831)
Total Central Garden & Pet Company shareholders’ equity	1,228,227	1,086,591	1,222,249
Noncontrolling interest	673	422	1,292
Total equity	1,228,900	1,087,013	1,223,541
Total	$3,118,041	$2,446,099	$3,116,680
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	December 25, 2021	December 26, 2020
Net sales	$661,398	$592,230
Cost of goods sold	463,202	426,811
Gross profit	198,196	165,419
Selling, general and administrative expenses	171,982	138,379
Operating income	26,214	27,040
Interest expense	(14,484)	(20,975)
Interest income	76	206
Other income (expense)	(209)	752
Income before income taxes and noncontrolling interest	11,597	7,023
Income tax expense	2,401	1,381
Income including noncontrolling interest	9,196	5,642
Net income attributable to noncontrolling interest	187	29
Net income attributable to Central Garden & Pet Company	$9,009	$5,613
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.17	$0.10
Diluted	$0.16	$0.10
Weighted average shares used in the computation of net income per share:
Basic	53,491	53,734
Diluted	54,909	54,686
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	December 25, 2021	December 26, 2020
Income including noncontrolling interest	$9,196	$5,642
Other comprehensive income (loss):
Foreign currency translation	(442)	377
Total comprehensive income	8,754	6,019
Comprehensive income attributable to noncontrolling interest	187	29
Comprehensive income attributable to Central Garden & Pet Company	$8,567	$5,990
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 25, 2021	December 26, 2020
Cash flows from operating activities:
Net income	$9,196	$5,642
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	20,202	12,915
Amortization of deferred financing costs	640	475
Non-cash lease expense	11,405	9,087
Stock-based compensation	5,187	4,669
Debt extinguishment costs	169	8,577
Loss on sale of business	—	2,611
Deferred income taxes	2,737	973
Gain on sale of property and equipment	(88)	(664)
Other	18	210
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	41,508	68,929
Inventories	(159,932)	(137,635)
Prepaid expenses and other assets	(3,635)	(1,362)
Accounts payable	1,150	10,134
Accrued expenses	(9,790)	(13,393)
Other long-term obligations	(53)	1,437
Operating lease liabilities	(11,172)	(8,720)
Net cash used by operating activities	(92,458)	(36,115)
Cash flows from investing activities:
Additions to plant, property and equipment	(24,210)	(14,661)
Payments to acquire companies, net of cash acquired	—	(80,887)
Proceeds from the sale of business	—	2,400
Investments	(1,918)	—
Other investing activities	—	(223)
Net cash used in investing activities	(26,128)	(93,371)
Cash flows from financing activities:
Repayments of long-term debt	(767)	(400,024)
Proceeds from issuance of long-term debt	—	500,000
Premium paid on extinguishment of debt	—	(6,124)
Repurchase of common stock, including shares surrendered for tax withholding	(7,775)	(871)
Payment of contingent consideration liability	(89)	(110)
Distribution to noncontrolling interest	(806)	(478)
Payment of financing costs	(2,153)	(8,031)
Net cash (used) provided by financing activities	(11,590)	84,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	682
Net decrease in cash, cash equivalents and restricted cash	(130,571)	(44,442)
Cash, cash equivalents and restricted cash at beginning of period	439,522	666,397
Cash, cash equivalents and restricted cash at end of period	$308,951	$621,955
Supplemental information:
Cash paid for interest	$19,750	$13,180
New operating lease right of use assets	$15,616	$9,281
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 25, 2021
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 25, 2021 and December 26, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three months ended December 25, 2021 and December 26, 2020 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
For the Company’s foreign businesses in the United Kingdom and Canada, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of its foreign subsidiaries to be permanently reinvested. Transaction gains and losses are included in results of operations.
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 25, 2021 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2021 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 25, 2021 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 25, 2021, December 26, 2020 and September 25, 2021, respectively.

	December 25, 2021	December 26, 2020	September 25, 2021
	(in thousands)
Cash and cash equivalents	$296,038	$608,285	$426,422
Restricted cash	12,913	13,670	13,100
Total cash, cash equivalents and restricted cash	$308,951	$621,955	$439,522

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

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for the Company as of September 26, 2021, and the adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 25, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,517	$1,517
Total liabilities	$—	$—	$1,517	$1,517

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

(a)The fair values of the Company's contingent consideration liabilities from previous business acquisitions are considered "Level 3" measurements because the Company uses various estimates in the valuation models to project timing and amount of future contingent payments. The liability for contingent consideration relates to future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015. The performance period related to Hydro-Organics Wholesale extends through fiscal year 2025. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended December 25, 2021 and December 26, 2020:

Amount
(in thousands)
Balance September 25, 2021	$1,606
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	—
Performance-based payments	(89)
Balance December 25, 2021	$1,517

Amount
(in thousands)
Balance September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(32)
Performance-based payments	(110)
Balance December 26, 2020	$1,227
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 25, 2021 and December 26, 2020, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of December 25, 2021 and September 25, 2021 was $400.1 million and $408.5 million, respectively, compared to a carrying value of $394.4 million and $394.2 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of December 25, 2021, December 26, 2020 and September 25, 2021 was $504.3 million, $522.1 million and $517.2 million, respectively, compared to a carrying value of $493.0 million, $492.1 million and $492.8 million, respectively.

In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 25, 2021, December 26, 2020 and September 25, 2021 was $314.4 million, $318.1 million and $318.6 million, respectively, compared to a carrying value of $297.1 million, $296.7 million and $297.0 million, respectively.
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

The Company includes the unallocated purchase price for acquisitions in other assets on its condensed consolidated balance sheet.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	December 25, 2021	December 26, 2020	September 25, 2021
	(in thousands)
Raw materials	$250,822	$167,135	$211,581
Work in progress	100,933	58,175	86,187
Finished goods	469,819	335,086	349,338
Supplies	23,325	14,482	38,131
Total inventories, net	$844,899	$574,878	$685,237

5.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 25, 2021 and December 26, 2020.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.4)	$—	$2.6
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.4)	(26.0)	47.2
Customer-related intangible assets – amortizable	143.6	(78.3)	(2.5)	62.8
Other acquired intangible assets – amortizable	37.2	(22.9)	—	14.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.9)	(1.2)	20.2
Total other intangible assets, net	$280.6	$(120.6)	$(29.8)	$130.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.8)	$—	$2.8
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.8)	(26.0)	47.4
Customer-related intangible assets – amortizable	140.3	(66.8)	(2.5)	71.0
Other acquired intangible assets – amortizable	26.0	(18.7)	—	7.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.7)	(1.2)	13.2
Total other intangible assets, net	$264.6	$(103.3)	$(29.8)	$131.6
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.0)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.0)	(26.0)	47.7
Customer-related intangible assets – amortizable	143.6	(75.4)	(2.5)	65.7
Other acquired intangible assets – amortizable	37.2	(22.0)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.0)	(1.2)	21.1
Total other intangible assets, net	$280.6	$(116.4)	$(29.8)	$134.4
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three months ended December 25, 2021, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of two years for marketing-related intangibles, seven years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately and $4.2 million and $3.4 million for the three months ended December 25, 2021 and December 26, 2020, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $14 million per year from fiscal 2022 through fiscal 2026 and thereafter.
.
7.    Long-Term Debt
Long-term debt consists of the following:

	December 25, 2021	December 26, 2020	September 25, 2021
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	—	400,000
Unamortized debt issuance costs	(15,523)	(11,153)	(15,994)
Net carrying value	1,184,477	788,847	1,184,006
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	991	171	1,758
Total	1,185,468	789,018	1,185,764
Less current portion	(411)	(97)	(1,081)
Long-term portion	$1,185,057	$788,921	$1,184,683
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
The 2031 Notes require semi-annual interest payments on April 30 and October 30. The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Amended Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
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

The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 25, 2021.
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
The 2030 Notes require semiannual interest payments on October 15 and April 15. The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's senior secured revolving credit facility or guarantee Central's other debt.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 25, 2021.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 25, 2021.

Asset-Based Loan Facility Amendment
On December 16, 2021, the Company entered into a Third Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous credit agreement dated September 27, 2019 (the "Predecessor Credit Agreement"), and has been increased to provide for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the uncommitted accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on December 16, 2026. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $414 million as of December 25, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of December 25, 2021, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.5 million outstanding as of December 25, 2021.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 25, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of December 25, 2021. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR") and does not require an amendment in connection with such transition. As of December 25, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.
The Company incurred approximately $2.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of December 25, 2021.

8.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 25, 2021 and December 26, 2020.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 25, 2021	$113	$423	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Comprehensive income	—	—	—	—	9,009	(442)	8,567	187	8,754
Amortization of share-based awards	—	—	—	3,886	—	—	3,886	—	3,886
Restricted share activity, including net share settlement	—	—	—	(705)	—	—	(705)	—	(705)
Issuance of common stock, including net share settlement of stock options	—	—	—	890	—	—	890	—	890
Repurchase of stock	—	(1)	—	(1,600)	(5,059)	—	(6,660)	—	(6,660)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(806)	(806)
Balance December 25, 2021	$113	$422	$16	$578,917	$650,032	$(1,273)	$1,228,227	$673	$1,228,900

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2020	$113	$419	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Comprehensive income	—	—	—	—	5,613	377	5,990	29	6,019
Amortization of share-based awards	—	—	—	3,225	—	—	3,225	—	3,225
Restricted share activity, including net share settlement	—	3	—	(364)	—	—	(361)	—	(361)
Issuance of common stock, including net share settlement of stock options	—	—	—	934	—	—	934	—	934
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(478)	(478)
Balance December 26, 2020	$113	$422	$16	$570,678	$516,394	$(1,032)	$1,086,591	$422	$1,087,013

9.    Stock-Based Compensation
The Company recognized share-based compensation expense of $5.2 million and $4.7 million for the three months ended December 25, 2021 and December 26, 2020, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 25, 2021 and December 26, 2020 was $1.2 million and $1.1 million, respectively.

10.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended
	December 25, 2021
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$9,009	53,491	$0.17
Effect of dilutive securities:
Options to purchase common stock	—	632	—
Restricted shares	—	786	(0.01)
Diluted EPS:
Net income available to common shareholders	$9,009	54,909	$0.16

	Three Months Ended
	December 26, 2020
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$5,613	53,734	$0.10
Effect of dilutive securities:
Options to purchase common stock	—	414	—
Restricted shares	—	538	—
Diluted EPS:
Net income available to common shareholders	$5,613	54,686	$0.10

Options to purchase 2.6 million shares of common stock at prices ranging from $13.82 to $51.37 per share were outstanding at December 25, 2021, and options to purchase 3.0 million shares of common stock at prices ranging from $10.63 to $38.97 per share were outstanding at December 26, 2020.

For the three months ended December 25, 2021 and December 26, 2020, approximately 21.0 thousand and 0.5 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended
	December 25, 2021	December 26, 2020
	(in thousands)
Net sales:
Pet segment	$436,002	$436,410
Garden segment	225,396	155,820
Total net sales	$661,398	$592,230
Operating Income
Pet segment	45,251	43,525
Garden segment	6,057	4,651
Corporate	(25,094)	(21,136)
Total operating income	26,214	27,040
Interest expense - net	(14,408)	(20,769)
Other income (expense)	(209)	752
Income tax expense	2,401	1,381
Income including noncontrolling interest	9,196	5,642
Net income attributable to noncontrolling interest	187	29
Net income attributable to Central Garden & Pet Company	$9,009	$5,613
Depreciation and amortization:
Pet segment	$9,549	$9,085
Garden segment	9,620	2,638
Corporate	1,033	1,192
Total depreciation and amortization	$20,202	$12,915

	December 25, 2021	December 26, 2020	September 25, 2021
	(in thousands)
Assets:
Pet segment	$992,788	$911,787	$966,437
Garden segment	1,417,011	599,097	1,313,899
Corporate	708,242	935,215	836,344
Total assets	$3,118,041	$2,446,099	$3,116,680
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	92,324	12,888	92,324
Total goodwill	$369,391	$289,955	$369,391

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended December 25, 2021
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$153.6	$—	$153.6
Dog and cat products	144.9	—	144.9
Other manufacturers' products	104.5	49.4	153.9
Wild bird products	33.0	54.7	87.7
Other garden supplies	—	121.3	121.3
Total	$436.0	$225.4	$661.4

	Three Months Ended December 26, 2020
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$144.2	$—	$144.2
Dog and cat products	155.5	—	155.5
Other manufacturers' products	98.7	44.0	142.7
Wild bird products	38.0	30.6	68.6
Other garden supplies	—	81.2	81.2
Total	$436.4	$155.8	$592.2

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

Recent Developments
Fiscal 2022 First Quarter Financial Performance:
•Net sales increased $69.2 million, or 11.7%, from the prior year quarter to $661.4 million due primarily to sales from our four fiscal 2021 acquisitions. Pet segment sales decreased $0.4 million, and Garden segment sales increased $69.6 million.
•Organic net sales increased 0.5%, comprised of 0.8% in our Pet segment partially offset by a decline of 0.3% in our Garden segment.
•Gross profit increased $32.8 million from the prior year quarter, and gross margin increased 210 basis points to 30.0%.
•Selling, general and administrative expense increased $33.6 million from the prior year quarter to $172.0 million and as a percentage of net sales 260 basis points to 26.0%.
•Operating income decreased $0.8 million, or 3.1%, from the prior year quarter, to $26.2 million.
•Net income in the first quarter of fiscal 2022 was $9.0 million, or $0.16 per diluted share, compared to net income of $5.6 million, or $0.10 per diluted share, in the first quarter of fiscal 2021.
Asset Backed Loan Facility Amendment
On December 16, 2021, we entered into an amended and restated credit agreement which provides up to a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on December 16, 2026. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. We did not draw down any commitments under the Amended Credit Facility upon closing. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50% and was 1.00% at the time of closing, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% at the time of closing.
COVID-19 Impact
COVID-19 has led to adverse impacts on human health, the global economy and society at large. From the beginning, our priority has been the safety of our employees, customers and consumers.
Central has been impacted by COVID-19 in a number of ways, including increased demand evidenced by our organic net sales increase of 13% in fiscal year 2021. The increased demand for our products continues to challenge our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the balance of the pandemic. Our manufacturing facilities and distribution centers are currently open and operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. We have hosted mobile vaccination clinics at some of our larger manufacturing and distribution sites, in order to make vaccines available to our employees.
The pandemic and related increase in demand have created operational challenges, which have impacted our service and fill rates. Our supply chain has experienced disruptions and delays which have resulted in increased operational and logistics costs. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. We continue to face supply constraints for commodities, materials and freight and the limited availability of labor. Inflationary pressures stemming from the COVID-19 operating environment are continuing to result in significant increases in costs for key commodities, materials, labor and freight.
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

Results of Operations
Three Months Ended December 25, 2021
Compared with Three Months Ended December 26, 2020
Net Sales
Net sales for the three months ended December 25, 2021 increased $69.2 million, or 11.7%, to $661.4 million from $592.2 million for the three months ended December 26, 2020. Organic net sales, which exclude the impact of acquisitions and divestitures in the last 12 months, increased $3.1 million, or 0.5%, as compared to the fiscal 2021 quarter. Our branded product sales increased $58.0 million, and sales of other manufacturers’ products increased $11.2 million.
Pet net sales decreased $0.4 million, or 0.1%, to $436.0 million for the three months ended December 25, 2021 from $436.4 million for the three months ended December 26, 2020. Net sales in the prior year quarter included sales from the Breeder’s Choice business unit, which we sold in December 2020. Organic net sales increased $3.5 million, or 0.8%, as compared to the prior year quarter. The organic sales increase was due primarily to increased sales in our animal health and pet distribution businesses, both favorably impacted by a shift in order timing and in pet distribution by increased pricing. These increases were partially offset by lower sales in our dog bed business, which was unfavorably impacted by a shift in order timing and COVID related challenges. Pet branded product sales declined $6.2 million, and sales of other manufacturers' products increased $5.8 million.
Garden net sales increased $69.6 million, or 44.7%, to $225.4 million for the three months ended December 25, 2021 from $155.8 million for the three months ended December 26, 2020. Sales from our four fiscal 2021 acquisitions were $70.0 million and organic net sales decreased $0.4 million, or 0.3%. The slight reduction in organic sales was due primarily to decreased sales in our grass seed business, impacted by an unfavorable order timing shift, and in our garden distribution business from reduced listings of third-party products. These decreases were offset for the most part by increased sales in wild bird feed, principally as a result of increased prices taken to offset recent commodity inflation. Garden branded sales increased $64.2 million, and sales of other manufacturers' products increased $5.4 million, both gains driven by the fiscal 2021 acquisitions.
Gross Profit
Gross profit for the three months ended December 25, 2021 increased $32.8 million, or 19.8%, to $198.2 million from $165.4 million for the three months ended December 26, 2020. Gross profit increased in both operating segments. Gross margin increased 210 basis points to 30.0% for the three months ended December 25, 2021 from 27.9% for the three months ended December 26, 2020. The increases in gross profit and gross margin were due primarily to the impact of our fiscal 2021 acquisitions and to pricing actions which were partially offset by significant cost inflation in key commodities, labor and freight. Overall, our gross margins continue to be under pressure from the current inflationary environment and we continue to experience cost increases, primarily in commodities, labor and freight. We intend to continue to seek price increases to offset the rising costs but do not anticipate that we will be able to fully offset the cost pressures in fiscal 2022.
In the Pet segment, both gross profit and gross margin improved as price increases and a mix improvement were only partially offset by cost inflation in commodities, labor and freight. In the Garden segment, gross profit and gross margin improved due to the four fiscal 2021 acquisitions, which were partially offset by rising costs in commodities, labor and freight.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $33.6 million, or 24.3%, to $172.0 million for the three months ended December 25, 2021. The increase in selling, general and administrative expense was primarily in our Garden segment due to a large extent to the four fiscal 2021 acquisitions, although selling, general and administrative expense increased in both operating segments and in corporate. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% for the three months ended December 25, 2021, compared to 23.4% in the comparable prior year quarter due primarily to expense from our four fiscal 2021 acquisitions, wage and freight inflation and increased marketing investment for brand development and innovation.
Selling and delivery expense increased to $79.1 million for the three months ended December 25, 2021 as compared to $66.4 million in the prior year quarter. The increase was due primarily to the four fiscal 2021 acquisitions in our Garden segment and secondarily to increased marketing investment for brand development and innovation as well as freight and wage inflation.
Warehouse and administrative expense increased $20.9 million, or 29.0%, to $92.9 million for the three months ended December 25, 2021 from $72.0 million for the three months ended December 26, 2020. The increase was due primarily to the warehouse and administrative costs associated with our four fiscal 2021 acquisitions, including the amortization of intangibles related to purchase accounting. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $4.0 million due primarily to increased payroll related costs, including variable and equity compensation, and medical insurance costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $0.8 million, or 3.1%, to $26.2 million for the three months ended December 25, 2021. The decrease in operating income was due to higher selling, general and administrative expense which more than offset the impact of increased sales and gross profit. Our operating margin decreased from 4.6% in the prior year quarter to 4.0% in the current year quarter due to a 260 basis point increase in selling, general and administrative expense as a percentage of net sales partially offset by a 210 basis point increase in gross margin.
Pet operating income increased $1.8 million, or 4.0%, to $45.3 million for the three months ended December 25, 2021 from $43.5 million for the three months ended December 26, 2020. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin improved 40 basis points to 10.4% due to increased sales and an improved gross margin partially offset by higher selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $1.4 million to $6.1 million for the three months ended December 25, 2021 from $4.7 million for the three months ended December 26, 2020. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin declined 30 basis points to 2.7% due primarily to cost inflation and increased investment spend partially offset by pricing actions.
Corporate operating expense increased $4.0 million, or 18.7%, to $25.1 million for the three months ended December 25, 2021 from $21.1 million for the three months ended December 26, 2020. Corporate expense increased due primarily to payroll related costs, including variable and equity compensation, and medical insurance costs, and increased 20 basis points as a percentage of consolidated net sales.
Net Interest Expense
Net interest expense for the three months ended December 25, 2021 decreased $6.4 million, or 30.6%, to $14.4 million from $20.8 million for the three months ended December 26, 2020. In the prior year quarter, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense in the prior year quarter of approximately $10.0 million. Partially offsetting the reduction from the prior year quarter’s incremental interest expense was increased interest expense in the current year quarter related to our issuance in April 2021 of $400 million aggregate principal amount of 4.125% senior notes due April 2031. Debt outstanding on December 25, 2021 was $1,185.5 million compared to $789.0 million at December 26, 2020.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was $0.2 million of expense for the quarter ended December 25, 2021 compared to income of $0.8 million for the quarter ended December 26, 2020, due primarily to foreign currency losses in the current year quarter as compared to gains in the prior year quarter.
Income Taxes
Our effective income tax rate was 20.7% for the quarter ended December 25, 2021 and 19.7% for the quarter ended December 26, 2020. The increase in our effective income tax rate was due primarily to increased foreign earnings which are in higher tax rate jurisdictions.
Net Income and Earnings Per Share
Our net income in the first quarter of fiscal 2022 was $9.0 million, or $0.16 per diluted share, compared to a net income of $5.6 million, or $0.10 per diluted share, in the first quarter of fiscal 2021.

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
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense, depreciation and amortization and stock-based compensation (or operating income plus depreciation and amortization and stock-based compensation expense). We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluation. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
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

The non-GAAP adjustments reflect the following:
(1)During the first quarter of fiscal 2021, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030. We used a portion of the proceeds to redeem all of our outstanding 6.125% senior notes due 2023. As a result of our redemption of the 2023 Notes, we incurred incremental expenses of approximately $10.0 million, comprised of a call premium payment of $6.1 million, overlapping interest expense of approximately $1.4 million and a $2.5 million non-cash charge for the write-off of unamortized financing costs. These amounts are included in Interest expense in the condensed consolidated statements of operations.
(2)During the first quarter of fiscal 2021, we recognized a loss of $2.6 million, included in selling, general and administrative expense in the consolidated statement of operations, from the sale of our Breeder’s Choice business unit after concluding it was not a strategic business for our Pet segment.

		GAAP to Non-GAAP Reconciliation
		For the Three Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		December 25, 2021	December 26, 2020
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$9,009	$5,613
Incremental expenses from note redemption and issuance	(1)	—	9,952
Loss on sale of business	(2)	—	2,611
Tax effect of incremental expenses, loss on sale and impairment		$—	$(2,470)
Non-GAAP net income attributable to Central Garden & Pet Company		$9,009	$15,706
GAAP diluted net income per share		$0.16	$0.10
Non-GAAP diluted net income per share		$0.16	$0.29
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,909	54,686

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

Consolidated	GAAP to Non-GAAP Reconciliation
	For Three Months Ended December 25, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q1 FY 22	$661.4	$70.0	$591.4
Q1 FY 21	592.2	3.9	588.3
$ increase	$69.2	$66.1	$3.1
% increase	11.7%		0.5%

Pet	GAAP to Non-GAAP Reconciliation
	For Three Months Ended December 25, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q1 FY 22	$436.0	$—	$436.0
Q1 FY 21	436.4	3.9	432.5
$ increase (decrease)	$(0.4)	$(3.9)	$3.5
% increase (decrease)	(0.1)%		0.8%

Garden	GAAP to Non-GAAP Reconciliation
	For Three Months Ended December 25, 2021
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q1 FY 22	$225.4	$70.0	$155.4
Q1 FY 21	155.8	—	155.8
$ increase (decrease)	$69.6	$70.0	$(0.4)
% increase (decrease)	44.7%		(0.3)%

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 25, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$9,009
Interest expense, net	—	—	—	14,408
Other expense	—	—	—	209
Income tax expense	—	—	—	2,401
Net income attributable to noncontrolling interest	—	—	—	187
Sum of items below operating income	—	—	—	17,205
Income (loss) from operations	$6,057	$45,251	$(25,094)	$26,214
Depreciation & amortization	9,620	9,549	1,033	20,202
Noncash stock-based compensation	—	—	5,187	5,187
Adjusted EBITDA	$15,677	$54,800	$(18,874)	$51,603

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 26, 2020
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$5,613
Interest expense, net	—	—	—	20,769
Other expense	—	—	—	(752)
Income tax expense	—	—	—	1,381
Net income attributable to noncontrolling interest	—	—	—	29
Sum of items below operating income	—	—	—	21,427
Income (loss) from operations	$4,651	$43,525	$(21,136)	$27,040
Depreciation & amortization	2,638	9,085	1,192	12,915
Noncash stock-based compensation	—	—	4,669	4,669
Adjusted EBITDA	$7,289	$52,610	$(15,275)	$44,624

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
During fiscal 2021, we experienced and continue to experience in fiscal 2022, increasing inflationary pressure stemming from the COVID-19 operating environment, including notable increases in costs for key commodities, labor and freight.
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
Operating Activities
Net cash used by operating activities increased by $56.4 million, from $36.1 million for the three months ended December 26, 2020, to $92.5 million for the three months ended December 25, 2021. The increase in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended December 25, 2021, as compared to the prior year period, predominantly an increase in inventory resulting from the three acquisitions made in fiscal 2021 subsequent to our quarter ended December 26, 2020, as well as intentional build-up in inventory due to the overall increased demand for our products.
Investing Activities
Net cash used in investing activities decreased $67.3 million, from $93.4 million for the three months ended December 26, 2020 to $26.1 million during the three months ended December 25, 2021. The decrease in cash used in investing activities was due primarily to the lack of acquisitions in the current year, partially offset by an increase in capital expenditures of $9.5 million in the current year compared to the prior year. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million.

Financing Activities
Net cash used by financing activities increased $96.0 million, from $84.4 million of cash provided for the three months ended December 26, 2020, to $11.6 million of cash used for the three months ended December 25, 2021. The increase in cash used by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes in October 2020, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuance of the 2030 Notes. We also increased open market purchases of our common stock during the current year period as compared to the prior year. During the three months ended December 25, 2021, we repurchased approximately 0.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $6.7 million, or approximately $43.44 per share. During the three months ended December 26, 2020, we did not make any open market purchases of our common stock.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $750 million Amended Credit Facility. Based on our anticipated cash needs, availability under our asset backed revolving credit facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $80 million to $90 million in fiscal 2022, of which we have invested approximately $24 million through December 25, 2021.
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
Total Debt
At December 25, 2021, our total debt outstanding was $1,185.5 million, as compared with $789.0 million at December 26, 2020.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 25, 2021.

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
The 2030 Notes require semiannual interest payments on October 15 and April 15. The 2030 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility or guarantee our other debt.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 25, 2021.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 25, 2021.
Asset-Based Loan Facility Amendment
On December 16, 2021, we entered into a Third Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous credit agreement dated September 27, 2019 (the "Predecessor Credit Agreement"), and has been increased to provide for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if we exercise the uncommitted accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on December 16, 2026. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. We did not draw down any commitments under the Amended

Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $414 million as of December 25, 2021. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of December 25, 2021, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.5 million outstanding as of December 25, 2021.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 25, 2021, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of December 25, 2021. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to SOFR and does not require an amendment in connection with such transition. As of December 25, 2021, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.1%.
We incurred approximately $2.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended December 25, 2021.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
Central (the "Parent/Issuer") issued $400 million of 2031 Notes in April 2021, $500 million of 2030 Notes in October 2020, and $300 million of 2028 Notes in December 2017. The 2031 Notes, 2030 Notes and 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors") which are guarantors of our senior secured revolving credit facility ("Credit Facility"). The 2031 Notes, 2030 Notes and 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Amended Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2031, 2030 or 2028 Notes and are referred to as the Non-Guarantors.
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

Summarized Statements of Operations
	Three Months Ended		Fiscal Year Ended
	December 25, 2021		September 25, 2021
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$185,406	$427,511	$908,599	$2,142,925
Gross profit	$42,619	$143,599	$205,837	$686,332
Income (loss) from operations	$(6,196)	$37,039	$4,382	$229,961
Equity in earnings of Guarantor subsidiaries	$29,530	$—	$183,122	$—
Net income (loss)	$(16,353)	$29,530	$(45,596)	$183,122

Summarized Balance Sheet Information
	As of		As of
	December 25, 2021		September 25, 2021
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$565,530	$817,914	$670,030	$733,132
Intercompany receivable from Non-guarantor subsidiaries	241,137	61,893	229,795	61,633
Other assets	2,927,245	2,346,872	2,896,162	2,399,165
Total assets	$3,733,912	$3,226,679	$3,795,987	$3,193,930

Current liabilities	$176,072	$294,189	$185,996	$298,039
Long-term debt	1,184,479	—	1,184,024	—
Other liabilities	1,374,841	155,119	1,272,798	151,011
Total liabilities	$2,735,392	$449,308	$2,642,818	$449,050

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 regarding off-balance sheet arrangements.
Contractual Obligations
There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.
New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 25, 2021.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer, have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2022. There were no other changes in our internal control over financial reporting during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 25, 2021.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 25, 2021 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 26, 2021 - October 30, 2021	122,737	(2) (3)	$43.44	120,848	$100,000,000
October 31, 2021 - November 27, 2021	3,835	(3)	$46.78	—	$100,000,000
November 28, 2021 - December 25, 2021	42,153	(2) (3)	$43.96	32,465	$100,000,000
Total	168,725		$43.65	153,313	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 25, 2021, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 1.1 million shares remaining under our Equity Dilution Authorization as of December 25, 2021.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.1
Third Amended and Restated Credit Agreement dated December 16, 2021, among the Company, certain of the Company's subsidiaries as guarantors, a syndicate of financial institutions party thereto, Truist Bank, as Issuing Bank and Administrative Agent, Bank of America, N.A., Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of the West, Capital One, National Association, JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Co-Documentation Agents, Truist Securities, Inc., Bank of America, N.A., Keybanc Capital Markets, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.
		8-K	001-33268	10.1	12/21/2021

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 2021, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 3, 2022

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)