Form 10-Q
period 2022-03-26
CENTRAL GARDEN & PET CO
filed 2022-05-05
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 29, 2022	11,335,658
Class A Common Stock Outstanding as of April 29, 2022	42,130,341
Class B Stock Outstanding as of April 29, 2022	1,612,374

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 26, 2022	March 27, 2021	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$54,082	$39,869	$426,422
Restricted cash	12,676	12,612	13,100
Accounts receivable (less allowances of $28,234, $29,784 and $29,219)	619,629	636,466	385,384
Inventories, net	888,051	672,901	685,237
Prepaid expenses and other	49,449	45,339	33,514
Total current assets	1,623,887	1,407,187	1,543,657
Plant, property and equipment, net	384,940	295,769	328,571
Goodwill	511,973	289,955	369,391
Other intangible assets, net	499,251	128,229	134,431
Operating lease right-of-use assets	204,148	135,552	165,602
Other assets	125,059	590,410	575,028
Total	$3,349,258	$2,847,102	$3,116,680
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$297,194	$278,969	$245,542
Accrued expenses	228,412	217,117	234,965
Current lease liabilities	44,765	40,586	40,731
Current portion of long-term debt	378	91	1,081
Total current liabilities	570,749	536,763	522,319
Long-term debt	1,185,456	978,887	1,184,683
Long-term lease liabilities	165,446	99,840	130,125
Deferred income taxes and other long-term obligations	133,274	70,033	56,012
Equity:
Common stock, $0.01 par value: 11,335,658, 11,336,358 and 11,335,658 shares outstanding at March 26, 2022, March 27, 2021 and September 25, 2021	113	113	113
Class A common stock, $0.01 par value: 42,228,533, 42,643,315 and 42,282,922 shares outstanding at March 26, 2022, March 27, 2021 and September 25, 2021	422	427	423
Class B stock, $0.01 par value: 1,612,374, 1,612,374 and 1,612,374 shares outstanding at March 26, 2022, March 27, 2021 and September 25, 2021	16	16	16
Additional paid-in capital	580,555	572,815	576,446
Retained earnings	712,683	589,348	646,082
Accumulated other comprehensive loss	(703)	(2,153)	(831)
Total Central Garden & Pet Company shareholders’ equity	1,293,086	1,160,566	1,222,249
Noncontrolling interest	1,247	1,013	1,292
Total equity	1,294,333	1,161,579	1,223,541
Total	$3,349,258	$2,847,102	$3,116,680
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Net sales	$954,370	$935,252	$1,615,768	$1,527,482
Cost of goods sold	667,578	662,851	1,130,780	1,089,662
Gross profit	286,792	272,401	484,988	437,820
Selling, general and administrative expenses	179,947	167,791	351,929	306,170
Operating income	106,845	104,610	133,059	131,650
Interest expense	(14,729)	(10,222)	(29,211)	(31,197)
Interest income	27	71	101	277
Other income (expense)	(369)	704	(578)	1,456
Income before income taxes and noncontrolling interest	91,774	95,163	103,371	102,186
Income tax expense	21,488	21,564	23,889	22,945
Income including noncontrolling interest	70,286	73,599	79,482	79,241
Net income attributable to noncontrolling interest	573	645	760	674
Net income attributable to Central Garden & Pet Company	$69,713	$72,954	$78,722	$78,567
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.30	$1.35	$1.47	$1.46
Diluted	$1.27	$1.32	$1.44	$1.43
Weighted average shares used in the computation of net income per share:
Basic	53,458	53,851	53,475	53,805
Diluted	54,722	55,156	54,818	54,930
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Income including noncontrolling interest	$70,286	$73,599	$79,482	$79,241
Other comprehensive income (loss):
Foreign currency translation	570	(1,121)	128	(744)
Total comprehensive income	70,856	72,478	79,610	78,497
Comprehensive income attributable to noncontrolling interest	573	645	760	674
Comprehensive income attributable to Central Garden & Pet Company	$70,283	$71,833	$78,850	$77,823
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$79,482	$79,241
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	38,449	31,769
Amortization of deferred financing costs	1,316	952
Non-cash lease expense	23,532	19,120
Stock-based compensation	11,479	10,394
Debt extinguishment costs	169	8,577
Loss on sale of business	—	2,611
Deferred income taxes	77,416	4,196
Gain on sale of property and equipment	(69)	(662)
Other	(55)	221
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(234,146)	(191,332)
Inventories	(202,996)	(131,887)
Prepaid expenses and other assets	(84,983)	8,585
Accounts payable	51,195	62,393
Accrued expenses	(10,038)	(6,119)
Other long-term obligations	(64)	371
Operating lease liabilities	(22,768)	(18,606)
Net cash used by operating activities	(272,081)	(120,176)
Cash flows from investing activities:
Additions to plant, property and equipment	(75,419)	(33,647)
Payments to acquire companies, net of cash acquired	—	(733,692)
Proceeds from the sale of business	—	2,400
Investments	(1,918)	—
Other investing activities	100	(473)
Net cash used in investing activities	(77,237)	(765,412)
Cash flows from financing activities:
Repayments of long-term debt	(889)	(400,048)
Proceeds from issuance of long-term debt	—	500,000
Borrowings under revolving line of credit	—	830,000
Repayments under revolving line of credit	—	(640,000)
Premium paid on extinguishment of debt	—	(6,124)
Repurchase of common stock, including shares surrendered for tax withholding	(18,752)	(4,454)
Payment of contingent consideration liability	(125)	(157)
Distribution to noncontrolling interest	(806)	(532)
Payment of financing costs	(2,442)	(8,235)
Net cash (used) provided by financing activities	(23,014)	270,450
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(432)	1,222
Net decrease in cash, cash equivalents and restricted cash	(372,764)	(613,916)
Cash, cash equivalents and restricted cash at beginning of period	439,522	666,397
Cash, cash equivalents and restricted cash at end of period	$66,758	$52,481
Supplemental information:
Cash paid for interest	$29,042	$21,857
Cash paid for taxes	$24,603	$37,837
New operating lease right of use assets	$62,251	$38,667
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 26, 2022
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 26, 2022 and March 27, 2021, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended March 26, 2022 and March 27, 2021 and the condensed consolidated statements of cash flows for the six months ended March 26, 2022 and March 27, 2021 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 26, 2022 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2021 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 25, 2021 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 26, 2022, March 27, 2021 and September 25, 2021, respectively.

	March 26, 2022	March 27, 2021	September 25, 2021
	(in thousands)
Cash and cash equivalents	$54,082	$39,869	$426,422
Restricted cash	12,676	12,612	13,100
Total cash, cash equivalents and restricted cash	$66,758	$52,481	$439,522

Allowance for Credit Losses and Customer Allowances

The Company’s trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses, as well as allowances for contractual customer deductions accounted for as variable consideration. Under the guidance found in ASC Topic 326, the “expected credit loss” model requires consideration of a broader range of information to estimate expected credit losses over the lives of the Company’s trade accounts receivable.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 26, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,481	$1,481
Total liabilities	$—	$—	$1,481	$1,481

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
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended March 26, 2022 and March 27, 2021:

Amount
(in thousands)
Balance September 25, 2021	$1,606
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	—
Performance-based payments	(125)
Balance March 26, 2022	$1,481

Amount
(in thousands)
Balance September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(32)
Performance-based payments	(157)
Balance March 27, 2021	$1,180
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 26, 2022 and March 27, 2021, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of March 26, 2022 and September 25, 2021 was $359.2 million and $408.5 million, respectively, compared to a carrying value of $394.5 million and $394.2 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of March 26, 2022, March 27, 2021 and September 25, 2021 was $452.5 million, $506.3 million and $517.2 million, respectively, compared to a carrying value of $493.2 million, $492.4 million and $492.8 million, respectively.

In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 26, 2022, March 27, 2021 and September 25, 2021 was $296.8 million, $317.1 million and $318.6 million, respectively, compared to a carrying value of $297.3 million, $296.8 million and $297.0 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Acquisitions and Divestitures

Acquisitions
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company borrowed approximately $180 million under its credit facility to partially finance the acquisition. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $487 million, of which $392.9 million was allocated to identified intangible assets and approximately $142.4 million was included in goodwill in the Company's condensed consolidated balance sheet as of March 26, 2022. The financial results of Green Garden have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Current assets, net of cash and cash equivalents acquired	$118,421	$31,826	$150,247
Fixed assets	2,340	—	2,340
Goodwill	—	142,356	142,356
Other intangible assets, net	—	392,929	392,929
Other assets	487,420	(487,259)	161
Operating lease right-of-use assets	14,577	—	14,577
Current liabilities	(26,507)	—	(26,507)
Long-term lease liabilities	(10,912)	—	(10,912)
Deferred income taxes and other long-term obligations	(14,829)	(79,852)	(94,681)
Net assets acquired, less cash and cash equivalents	$570,510	$—	$570,510
(1) As previously reported in the Company's Form 10-K for the fiscal year ended September 25, 2021.
The impact to the condensed consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible asset amortization for Green Garden Products was immaterial.
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

The Company includes the unallocated purchase price for acquisitions in other assets on its condensed consolidated balance sheet.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	March 26, 2022	March 27, 2021	September 25, 2021
	(in thousands)
Raw materials	$249,793	$189,732	$211,581
Work in progress	99,157	102,549	86,187
Finished goods	511,284	366,689	349,338
Supplies	27,817	13,931	38,131
Total inventories, net	$888,051	$672,901	$685,237

5.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the six months ended March 26, 2022 and March 27, 2021.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 26, 2022
Marketing-related intangible assets – amortizable	$22.1	$(19.8)	$—	$2.2
Marketing-related intangible assets – nonamortizable	218.2	—	(26.0)	192.2
Total	240.3	(19.8)	(26.0)	194.4
Customer-related intangible assets – amortizable	386.4	(100.2)	(2.5)	283.7
Other acquired intangible assets – amortizable	39.7	(24.5)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(24.5)	(1.2)	21.1
Total other intangible assets, net	$673.5	$(144.5)	$(29.8)	$499.3
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 27, 2021
Marketing-related intangible assets – amortizable	$20.6	$(18.1)	$—	$2.5
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(18.1)	(26.0)	47.1
Customer-related intangible assets – amortizable	140.3	(69.5)	(2.5)	68.3
Other acquired intangible assets – amortizable	26.0	(19.1)	—	6.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(19.1)	(1.2)	12.8
Total other intangible assets, net	$264.6	$(106.7)	$(29.7)	$128.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.0)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.0)	(26.0)	47.7
Customer-related intangible assets – amortizable	143.6	(75.4)	(2.5)	65.7
Other acquired intangible assets – amortizable	37.2	(22.0)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.0)	(1.2)	21.1
Total other intangible assets, net	$280.6	$(116.4)	$(29.8)	$134.4

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of Green Garden Products in the second quarter of fiscal 2021, the Company acquired approximately $147.6 million of marketing related intangible assets, $242.8 million of customer related intangible assets and $2.5 million of other intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the six months ended March 26, 2022, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of two years for marketing-related intangibles, 12 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately and $7.8 million and $3.3 million for the three months ended March 26, 2022 and March 27, 2021, respectively, and $14.7 million and $6.7 million for the six months ended March 26, 2022 and March 27, 2021, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $32 million per year from fiscal 2022 through fiscal 2024, $25 million in fiscal 2025 and 2026, and approximately $20 million per year thereafter.
.
7.    Long-Term Debt
Long-term debt consists of the following:

	March 26, 2022	March 27, 2021	September 25, 2021
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	—	400,000
Unamortized debt issuance costs	(15,051)	(11,169)	(15,994)
Net carrying value	1,184,949	788,831	1,184,006
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	190,000	—
Other notes payable	885	147	1,758
Total	1,185,834	978,978	1,185,764
Less current portion	(378)	(91)	(1,081)
Long-term portion	$1,185,456	$978,887	$1,184,683
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of March 26, 2022.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of March 26, 2022.
$300 million 5.125% Senior Notes due 2028
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of March 26, 2022.
Asset-Based Loan Facility Amendment
On December 16, 2021, the Company entered into a Third Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous credit agreement dated September 27, 2019 (the "Predecessor Credit Agreement"), and provides for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the uncommitted accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on December 16, 2026. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $652 million as of March 26, 2022. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of March 26, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.3 million outstanding as of March 26, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 26, 2022, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of March 26, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR") and does not require an amendment in connection with such transition. As of March 26, 2022, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.4%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of March 26, 2022.

8.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 26, 2022 and March 27, 2021.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 25, 2021	$113	$423	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Comprehensive income	—	—	—	—	9,009	(442)	8,567	187	8,754
Amortization of share-based awards	—	—	—	3,886	—	—	3,886	—	3,886
Restricted share activity, including net share settlement	—	—	—	(705)	—	—	(705)	—	(705)
Issuance of common stock, including net share settlement of stock options	—	—	—	890	—	—	890	—	890
Repurchase of stock	—	(1)	—	(1,600)	(5,059)	—	(6,660)	—	(6,660)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(806)	(806)
Balance December 25, 2021	$113	$422	$16	$578,917	$650,032	$(1,273)	$1,228,227	$673	$1,228,900
Comprehensive income	—	—	—	—	69,713	570	70,283	573	70,856
Amortization of share-based awards	—	—	—	4,624	—	—	4,624	—	4,624
Restricted share activity, including net share settlement	—	2	—	(923)	—	—	(921)	—	(921)
Repurchase of stock	—	(2)	—	(2,372)	(7,062)	—	(9,436)	—	(9,436)
Issuance of common stock, including net share settlement of stock options	—	—	—	309	—	—	309	—	309
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	1	1
Balance March 26, 2022	$113	$422	$16	$580,555	$712,683	$(703)	$1,293,086	$1,247	$1,294,333

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2020	$113	$419	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Comprehensive income	—	—	—	—	5,613	377	5,990	29	6,019
Amortization of share-based awards	—	—	—	3,225	—	—	3,225	—	3,225
Restricted share activity, including net share settlement	—	3	—	(364)	—	—	(361)	—	(361)
Issuance of common stock, including net share settlement of stock options	—	—	—	934	—	—	934	—	934
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(478)	(478)
Balance December 26, 2020	$113	$422	$16	$570,678	$516,394	$(1,032)	$1,086,591	$422	$1,087,013
Comprehensive income	—	—	—	—	72,954	(1,121)	71,833	645	72,478
Amortization of share-based awards	—	—	—	4,106	—	—	4,106	—	4,106
Restricted share activity, including net share settlement	—	3	—	(661)	—	—	(658)	—	(658)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,308)	—	—	(1,306)	—	(1,306)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Other	—	—	—	—	—	—	—	—	—
Balance March 27, 2021	$113	$427	$16	$572,815	$589,348	$(2,153)	$1,160,566	$1,013	$1,161,579

9.    Stock-Based Compensation
The Company recognized share-based compensation expense of $11.5 million and $10.4 million for the six months ended March 26, 2022 and March 27, 2021, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 26, 2022 and March 27, 2021 was $2.7 million and $2.5 million, respectively.

10.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Six Months Ended
	March 26, 2022			March 26, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$69,713	53,458	$1.30	$78,722	53,475	$1.47
Effect of dilutive securities:
Options to purchase common stock	—	515	(0.01)	—	572	(0.01)
Restricted shares	—	749	(0.02)	—	771	(0.02)
Diluted EPS:
Net income available to common shareholders	$69,713	54,722	$1.27	$78,722	54,818	$1.44

	Three Months Ended			Six Months Ended
	March 27, 2021			March 27, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$72,954	53,851	$1.35	$78,567	53,805	$1.46
Effect of dilutive securities:
Options to purchase common stock	—	642	(0.01)	—	527	(0.01)
Restricted shares	—	663	(0.02)	—	598	(0.02)
Diluted EPS:
Net income available to common shareholders	$72,954	55,156	$1.32	$78,567	54,930	$1.43

Options to purchase 2.4 million shares of common stock at prices ranging from $13.82 to $51.37 per share were outstanding at March 26, 2022, and options to purchase 2.9 million shares of common stock at prices ranging from $13.82 to $44.02 per share were outstanding at March 27, 2021.

For the three months ended March 26, 2022 and March 27, 2021, approximately 0.4 million and 0.2 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.
For the six months ended March 26, 2022 and March 27, 2021, 21 thousand and 0.1 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
	(in thousands)
Net sales:
Pet segment	$497,640	$491,972	$933,642	$928,382
Garden segment	456,730	443,280	$682,126	599,100
Total net sales	$954,370	$935,252	$1,615,768	$1,527,482
Operating Income
Pet segment	60,645	62,058	105,896	105,583
Garden segment	70,511	65,962	76,568	70,613
Corporate	(24,311)	(23,410)	(49,405)	(44,546)
Total operating income	106,845	104,610	133,059	131,650
Interest expense - net	(14,702)	(10,151)	(29,110)	(30,920)
Other income (expense)	(369)	704	(578)	1,456
Income tax expense	21,488	21,564	23,889	22,945
Income including noncontrolling interest	70,286	73,599	79,482	79,241
Net income attributable to noncontrolling interest	573	645	760	674
Net income attributable to Central Garden & Pet Company	$69,713	$72,954	$78,722	$78,567
Depreciation and amortization:
Pet segment	$9,539	$8,882	$19,088	$17,967
Garden segment	7,719	8,804	17,339	11,442
Corporate	989	1,168	2,022	2,360
Total depreciation and amortization	$18,247	$18,854	$38,449	$31,769

	March 26, 2022	March 27, 2021	September 25, 2021
	(in thousands)
Assets:
Pet segment	$1,101,814	$980,769	$966,437
Garden segment	1,634,158	1,511,136	1,313,899
Corporate	613,286	355,197	836,344
Total assets	$3,349,258	$2,847,102	$3,116,680
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	234,906	12,888	92,324
Total goodwill	$511,973	$289,955	$369,391

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended March 26, 2022			Six Months Ended March 26, 2022
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$223.7	$—	$223.7	$377.4	$—	$377.4
Dog and cat products	129.3	—	129.3	274.2	—	274.2
Other manufacturers' products	98.5	95.4	193.9	203.0	144.8	347.8
Wild bird products	46.1	72.8	118.9	79.0	127.5	206.5
Other garden supplies	—	288.5	288.5	—	409.8	409.8
Total	$497.6	$456.7	$954.3	$933.6	$682.1	$1,615.7

	Three Months Ended March 27, 2021			Six Months Ended March 27, 2021
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$212.1	$—	$212.1	$360.4	$—	$360.4
Dog and cat products	133.3	—	133.3	284.7	—	284.7
Other manufacturers' products	99.2	89.2	188.4	197.9	148.9	346.8
Wild bird products	47.4	44.0	91.4	85.4	74.6	160.0
Other garden supplies	—	310.1	310.1	—	375.6	375.6
Total	$492.0	$443.3	$935.3	$928.4	$599.1	$1,527.5

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

Recent Developments
Fiscal 2022 Second Quarter Financial Performance:
•Net sales increased $19.1 million, or 2.0%, from the prior year quarter to $954.4 million. Pet segment sales increased $5.7 million, and Garden segment sales increased $13.4 million.
•Organic net sales declined 3.5%, comprised of an 8.7% decrease in our Garden segment partially offset by a 1.2% increase in our Pet segment.
•Gross profit increased $14.4 million from the prior year quarter, and gross margin increased 100 basis points to 30.1%.
•Selling, general and administrative expense increased $12.2 million from the prior year quarter to $179.9 million and as a percentage of net sales increased 100 basis points to 18.9%.
•Operating income increased $2.2 million, or 2.1%, from the prior year quarter, to $106.8 million.
•Net income in the second quarter of fiscal 2022 was $69.7 million, or $1.27 per diluted share, compared to net income of $73.0 million, or $1.32 per diluted share, in the second quarter of fiscal 2021.
COVID-19 Impact
COVID-19 has led to adverse impacts on human health, the global economy and society at large. From the beginning, our priority has been the safety of our employees, customers and consumers.
Central has been impacted by COVID-19 in a number of ways, including increased demand and sales. The increased demand for our products continues to challenge our supply chain and our ability to procure and manufacture enough product to meet the continued high levels of demand. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the balance of the pandemic. Our manufacturing facilities and distribution centers are currently open and operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. We have hosted mobile vaccination clinics at some of our larger manufacturing and distribution sites, in order to make vaccines available to our employees.
The pandemic and related increase in demand have created operational challenges, which have impacted our service and fill rates. While they have improved in fiscal 2022, they have yet to return to our historical rates. Our supply chain has experienced disruptions and delays which have resulted in increased operational and logistics costs. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. We continue to face supply constraints for commodities, materials and freight and the limited availability of labor. Inflationary pressures stemming in part from the COVID-19 operating environment are continuing to result in significant increases in costs for commodities, materials, labor and freight.
We believe we have sufficient liquidity to satisfy our cash needs with our cash and revolving credit facility as we manage through the current economic and health environment.
While vaccination efforts and the easing of government restrictions have signaled an improving health environment, the timing of a full recovery remains uncertain. Forecasting and planning remain challenging in the current environment and will continue to be challenging as the pandemic eases in the future. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.

Results of Operations
Three Months Ended March 26, 2022
Compared with Three Months Ended March 27, 2021
Net Sales
Net sales for the three months ended March 26, 2022 increased $19.1 million, or 2.0%, to $954.4 million from $935.3 million for the three months ended March 27, 2021. Organic net sales, which exclude the impact of acquisitions and divestitures in the last 12 months, decreased $32.7 million, or 3.5%, as compared to the fiscal 2021 quarter. Our branded product sales increased $29.2 million, and sales of other manufacturers’ products decreased $10.1 million.

Pet net sales increased $5.7 million, or 1.2%, to $497.7 million for the three months ended March 26, 2022 from $492.0 million for the three months ended March 27, 2021. This organic sales increase was due primarily to pricing actions taken to offset the current inflationary operating environment. Increases in net sales in our dog and cat treats and toy business and our outdoor cushion business were partially offset by lower sales in our dog bed business. The increase in sales in our dog and cat treats and toy business was due to pricing actions taken to offset inflationary pressures; and the increase in our outdoor cushion business was due primarily to a volume shift from our first quarter to our second quarter. The decrease in our dog bed business was due to a purposeful SKU rationalization. Pet branded product sales increased $6.3 million while sales of other manufacturers' products declined $0.6 million.
Garden net sales increased $13.4 million, or 3.0%, to $456.7 million for the three months ended March 26, 2022 from $443.3 million for the three months ended March 27, 2021. The sales increase was due to the addition of our fiscal 2021 acquisitions. Organic sales decreased 8.7% due primarily to unfavorable weather resulting in a delayed start to the garden season which more than offset increases from pricing actions taken to offset rising costs. As such, most of our garden businesses had decreased sales in the quarter with the exception of wild bird feed resulting from price increases taken to offset large commodity inflation. Garden branded sales increased $22.9 million due to our fiscal 2021 acquisitions while sales of other manufacturers' products decreased $9.5 million.
Gross Profit
Gross profit for the three months ended March 26, 2022 increased $14.4 million, or 5.3%, to $286.8 million from $272.4 million for the three months ended March 27, 2021. Gross margin increased 100 basis points to 30.1% for the three months ended March 26, 2022 from 29.1% for the three months ended March 27, 2021. Both operating segments contributed to the increase in gross profit and gross margin. The increases in gross profit and gross margin were driven by pricing actions and the impact of our fiscal 2021 acquisitions partially offset by significant cost inflation in commodities, labor, and freight. Overall, our gross margins continue to be under pressure from the current inflationary environment and we continue to experience cost increases, primarily in commodities, labor and freight. We intend to continue to seek price increases to help offset the rising costs but do not anticipate that we will be able to fully offset the cost pressures in fiscal 2022.
The improvement in the Pet segment was due to price increases and a more favorable product mix which were only partially offset by cost inflation in commodities, labor and freight. The improvement in our Garden segment was due primarily to price increases that helped offset lower sales volumes due to the late start to the garden season and to the impact of our fiscal 2021 acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $12.2 million, or 7.2%, to $179.9 million for the three months ended March 26, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 18.9% for the three months ended March 26, 2022, compared to 17.9% in the comparable prior year quarter. Both operating segments and corporate had increased selling, general and administrative expenses. Overall, the increases were due primarily to the incremental expense from recent acquisitions, wage and freight inflation and increased marketing investment for brand development and innovation.
Selling and delivery expense increased $4.3 million to $87.3 million for the three months ended March 26, 2022. The increase was due primarily to our recent acquisitions, wage and freight inflation and increased marketing investment for brand development and innovation.
Warehouse and administrative expense increased $7.9 million, or 9.3%, to $92.6 million for the three months ended March 26, 2022. The increase was due primarily to the warehouse and administrative costs associated with our four fiscal 2021 acquisitions. Additionally, both operating segments experienced increased labor and payroll-related expense. Corporate expenses increased $0.9 million due primarily to increased salary and wages from headcount additions and equity compensation costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $2.2 million, or 2.1%, to $106.8 million for the three months ended March 26, 2022. The increase in operating income was due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Our operating margin remained flat at 11.2% as compared to the prior year quarter, as a 100 basis point increase in gross margin was offset by a 100 basis point increase in selling, general and administrative expense as a percentage of net sales.
Pet operating income decreased $1.4 million, or 2.3%, to $60.6 million for the three months ended March 26, 2022. Pet operating income decreased due to higher selling, general and administrative expense which more than offset the favorable impact of increased sales and gross profit. Pet operating margin decreased 40 basis points to 12.2% due to higher input costs in the current inflationary environment and increased marketing and brand building spend.
Garden operating income increased $4.5 million to $70.5 million for the three months ended March 26, 2022 from $66.0 million for the three months ended March 27, 2021. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin increased 50 basis points to 15.4% due primarily to increased prices and the favorable impact of our recent acquisitions.

Corporate expense increased $0.9 million, or 3.8%, to $24.3 million for the three months ended March 26, 2022 from $23.4 million for the three months ended March 27, 2021. Corporate expense increased due primarily to increased salaries and wages from headcount additions and equity compensation costs.
Net Interest Expense
Net interest expense for the three months ended March 26, 2022 increased $4.6 million, or 44.8%, to $14.7 million due primarily to a higher debt balance outstanding during the quarter. In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031. Debt outstanding on March 26, 2022 was $1,185.8 million compared to $979.0 million at March 27, 2021.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was $0.4 million of expense for the quarter ended March 26, 2022 compared to income of $0.7 million for the quarter ended March 27, 2021, due primarily to foreign currency losses in the current year quarter as compared to gains in the prior year quarter.
Income Taxes
Our effective income tax rate was 23.4% for the quarter ended March 26, 2022 and 22.7% for the quarter ended March 27, 2021. The increase in our effective income tax rate was due primarily to increased foreign earnings in higher tax rate jurisdictions.
Net Income and Earnings Per Share
Our net income in the second quarter of fiscal 2022 was $69.7 million, or $1.27 per diluted share, compared to a net income of $73.0 million, or $1.32 per diluted share, in the second quarter of fiscal 2021.

Six Months Ended March 26, 2022
Compared with Six Months Ended March 27, 2021
Net Sales
Net sales for the six months ended March 26, 2022 increased $88.3 million, or 5.8%, to $1,615.8 million from $1,527.5 million for the six months ended March 27, 2021. Organic net sales declined $29.6 million, or 1.9%, as compared to the prior year six-month period. Our branded product sales increased $87.2 million, and sales of other manufacturers’ products increased $1.1 million.
Pet net sales increased $5.3 million, or 0.6%, to $933.7 million for the six months ended March 26, 2022 from $928.4 million for the six months ended March 27, 2021. Net sales in the prior year period include sales from the Breeder’s Choice business unit, which we sold in December 2020. Organic net sales increased $9.2 million, or 1.0%, as compared to the prior year six-month period. The organic sales improvement was driven by price and volume based sales increases in our dog and cat treats and toy business, animal health business and outdoor cushion business, partially offset by a volume based sales decrease in our dog bed business due primarily to SKU rationalization. Pet branded sales increased $0.1 million, and sales of other manufacturer's products increased $5.2 million.
Garden net sales increased $83.0 million, or 13.9%, to $682.1 million for the six months ended March 26, 2022 from $599.1 million for the six months ended March 27, 2021. Organic sales decreased $38.8 million, or 6.5%, while sales from recent acquisitions contributed $121.8 million. The organic sales decrease was due primarily to unfavorable weather causing a delayed start to the garden season. As such, most of our garden businesses had decreased sales with the exception of wild bird feed which benefited from price increases taken to offset large commodity inflation. Garden branded sales increased $87.1 million, while sales of other manufacturers’ products decreased $4.1 million.
Gross Profit
Gross profit for the six months ended March 26, 2022 increased $47.2 million, or 10.8%, to $485.0 million from $437.8 million for the six months ended March 27, 2021. Gross margin improved 130 basis points to 30.0% for the six months ended March 26, 2022 from 28.7% for the six months ended March 27, 2021. Both Pet and Garden contributed to the increase in gross profit and gross margin. Both segments are being impacted by the rapidly increasing cost environment. We have implemented and intend to continue to seek price increases to help offset the rising costs but do not anticipate we will be able to fully offset the cost pressures in 2022. Although our gross margin increased in the current six-month period, as compared to the prior year six month period, our operating margin declined during the current six-month period.

In the Pet segment, the improved gross profit and margin were due primarily to price increases taken to combat inflation and a favorable product mix partially offset by increased commodity, freight and labor costs.
In the Garden segment, the improved gross profit and margin were due primarily to price increases and the impact of our fiscal 2021 acquisitions, which included the impact of purchase accounting in fiscal 2021 and the impact on our product mix in the current year, partially offset by increased commodity, freight and labor costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $45.7 million, or 14.9%, to $351.9 million for the six months ended March 26, 2022 from $306.2 million for the six months ended March 27, 2021. As a percentage of net sales, selling, general and administrative expenses increased to 21.8% for the six months ended March 26, 2022 from 20.0% for the comparable prior year six-month period.
Selling and delivery expense increased $16.9 million, or 11.3%, to $166.4 million for the six months ended March 26, 2022 from $149.5 million for the six months ended March 27, 2021. The increase was due primarily to the addition of our fiscal 2021 acquisitions, marketing investment for brand development and innovation.
Warehouse and administrative expense increased $28.8 million, or 18.4%, to $185.5 million for the six months ended March 26, 2022 from $156.7 million for the six months ended March 27, 2021. The increased expense was driven by the addition of our four fiscal 2021 acquisitions in the Garden segment. Additionally, both operating segments experienced increased labor, delivery, fuel and rent rates due to the current inflationary environment. Corporate expenses increased $4.9 million due primarily to increased payroll related costs, non-cash equity compensation and medical insurance expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $1.4 million to $133.1 million for the six months ended March 26, 2022 from $131.7 million for the six months ended March 27, 2021. Our operating margin decreased to 8.2% for the six months ended March 26, 2022 from 8.6% for the six months ended March 27, 2021. Increased sales and a 130 basis point improvement in gross margin was more than offset by a 180 basis point increase in selling, general and administrative expense.
Pet operating income increased $0.3 million, or 0.3%, to $105.9 million for the six months ended March 26, 2022 from $105.6 million for the six months ended March 27, 2021. Pet operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Pet operating margin declined 10 basis points as an improved gross margin was more than offset by higher selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $6.0 million to $76.6 million for the six months ended March 26, 2022 from $70.6 million for the six months ended March 27, 2021. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin declined 60 basis points to 11.2% due to higher selling, general and administrative expense as a percentage of net sales which more than offset the favorable impact of increased sales and a higher gross margin.
Corporate operating expense increased $4.9 million to $49.4 million in the current nine-month period from $44.5 million in the comparable fiscal 2021 period due primarily to increased payroll related costs, non-cash equity compensation and medical insurance expense.
Net Interest Expense
Net interest expense for the six months ended March 26, 2022 decreased $1.8 million, or 5.9%, to $29.1 million from $30.9 million for the six months ended March 27, 2021. In the prior year six-month period, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder available for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense in the prior year six-month period of approximately $10.0 million. Partially offsetting the reduction from the prior year’s incremental interest expense was increased interest expense in the current year quarter related to our issuance in April 2021 of $400 million aggregate principal amount of 4.125% senior notes due April 2031.
Debt outstanding on March 26, 2022 was $1,185.8 million compared to $979.0 million as of March 27, 2021. Our average borrowing rate for the six months ended March 26, 2022 decreased to 4.5% from 4.6% for the six months ended March 27, 2021.

Other Income (Expense)
Other income (expense) was an expense of $0.6 million for the six-month period ended March 26, 2022 compared to income of $1.5 million for the six-month period ended March 27, 2021, due primarily to foreign currency losses in the current six-month period as compared to gains in the prior six-month period.
Income Taxes
Our effective income tax rate was 23.1% for the six-month period ended March 26, 2022 compared to 22.5% for the six-month period ended March 27, 2021. The increase in our effective income tax rate was due primarily to increased foreign earnings in higher tax rate jurisdictions.
Net Income and Earnings Per Share
Our net income for the six months ended March 26, 2022 was $78.7 million, or $1.44 per diluted share, compared to $78.6 million, or $1.43 per diluted share, for the six months ended March 27, 2021.

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

		GAAP to Non-GAAP Reconciliation
		For the Three Months Ended		For the Six Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$69,713	$72,954	$78,722	$78,567
Incremental expenses from note redemption and issuance	(1)	—	—	—	9,952
Loss on sale of business	(2)	—	—	—	2,611
Tax effect of incremental expenses, loss on sale and impairment		$—	$—	—	(2,821)
Non-GAAP net income attributable to Central Garden & Pet Company		$69,713	$72,954	$78,722	$88,309
GAAP diluted net income per share		$1.27	$1.32	$1.44	$1.43
Non-GAAP diluted net income per share		$1.27	$1.32	$1.44	$1.61
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,722	55,156	54,818	54,930

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

Consolidated	GAAP to Non-GAAP Reconciliation
	For Three Months Ended March 26, 2022			For the Six Months Ended March 26, 2022
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q2 FY 22	$954.4	$51.8	$902.6	$1,615.8	$121.8	$1,494.0
Q2 FY 21	935.3	—	935.3	1,527.5	3.9	1,523.6
$ increase (decrease)	$19.1		$(32.7)	$88.3		$(29.6)
% increase (decrease)	2.0%		(3.5)%	5.8%		(1.9)%

Pet	GAAP to Non-GAAP Reconciliation
	For Three Months Ended March 26, 2022			For the Six Months Ended March 26, 2022
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q2 FY 22	$497.7	$—	$497.7	$933.7	$—	$933.7
Q2 FY 21	492.0	—	492.0	928.4	3.9	924.5
$ increase	$5.7		$5.7	$5.3		$9.2
% increase	1.2%		1.2%	0.6%		1.0%

Garden	GAAP to Non-GAAP Reconciliation
	For Three Months Ended March 26, 2022			For the Six Months Ended March 26, 2022
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q2 FY 22	$456.7	$51.8	$404.9	$682.1	$121.8	$560.3
Q2 FY 21	443.3	—	443.3	599.1	—	599.1
$ increase (decrease)	$13.4		$(38.4)	$83.0		$(38.8)
% increase (decrease)	3.0%		(8.7)%	13.9%		(6.5)%

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended March 26, 2022
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$69,713
Interest expense, net	—	—	—	14,702
Other expense	—	—	—	369
Income tax expense	—	—	—	21,488
Net income attributable to noncontrolling interest	—	—	—	573
Sum of items below operating income	—	—	—	37,132
Income (loss) from operations	$70,511	$60,645	$(24,311)	$106,845
Depreciation & amortization	7,719	9,539	989	18,247
Noncash stock-based compensation	—	—	6,292	6,292
Adjusted EBITDA	$78,230	$70,184	$(17,030)	$131,384

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended March 27, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$72,954
Interest expense, net	—	—	—	10,151
Other income	—	—	—	(704)
Income tax expense	—	—	—	21,564
Net income attributable to noncontrolling interest	—	—	—	645
Sum of items below operating income	—	—	—	31,656
Income (loss) from operations	$65,962	$62,058	$(23,410)	$104,610
Depreciation & amortization	8,804	8,882	1,168	18,854
Noncash stock-based compensation	—	—	5,725	5,725
Adjusted EBITDA	$74,766	$70,940	$(16,517)	$129,189

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Six Months Ended March 26, 2022
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$78,722
Interest expense, net	—	—	—	29,110
Other expense	—	—	—	578
Income tax expense	—	—	—	23,889
Net income attributable to noncontrolling interest	—	—	—	760
Sum of items below operating income	—	—	—	54,337
Income (loss) from operations	$76,568	$105,896	$(49,405)	$133,059
Depreciation & amortization	17,339	19,088	2,022	38,449
Noncash stock-based compensation	—	—	11,479	11,479
Adjusted EBITDA	$93,907	$124,984	$(35,904)	$182,987

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Six Months Ended March 27, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$78,567
Interest expense, net	—	—	—	30,920
Other income	—	—	—	(1,456)
Income tax expense	—	—	—	22,945
Net income attributable to noncontrolling interest	—	—	—	674
Sum of items below operating income	—	—	—	53,083
Income (loss) from operations	$70,613	$105,583	$(44,546)	$131,650
Depreciation & amortization	11,442	17,967	2,360	31,769
Noncash stock-based compensation	—	—	10,394	10,394
Adjusted EBITDA	$82,055	$123,550	$(31,792)	$173,813

Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs related to inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
In fiscal 2022, we have continued to experience increasing inflationary pressure stemming in part from the COVID-19 operating environment, including notable increases in costs for key commodities, labor and freight.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2021, approximately 69% of our Garden segment’s net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically more than offset the operating loss incurred during the first fiscal quarter of the year.
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
Operating Activities
Net cash used by operating activities increased by $151.9 million, from $120.2 million for the six months ended March 27, 2021, to $272.1 million for the six months ended March 26, 2022. The increase in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended March 26, 2022, as compared to the prior year period, predominantly an increase in inventory resulting from an intentional build-up in inventory due to the increased demand for our products amid the continuing global supply chain issues, as well as increased input costs.
Investing Activities
Net cash used in investing activities decreased $688.2 million, from $765.4 million for the six months ended March 27, 2021 to $77.2 million during the six months ended March 26, 2022. The decrease in cash used in investing activities was due primarily to the three acquisitions in the prior six-month period, partially offset by an increase in capital expenditures of $41.8 million in the current year compared to the prior year. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million. During the second quarter of fiscal 2021, we acquired Hopewell Nursery on December 31, 2020 for approximately $81 million and Green Garden Products on February 11, 2021 for approximately $571 million.

Financing Activities
Net cash used by financing activities increased $293.5 million, from $270.5 million of cash provided for the six months ended March 27, 2021, to $23.0 million of cash used for the six months ended March 26, 2022. The increase in cash used by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes in October 2020 and net borrowings under our senior secured credit facility of $190 million in the prior year period, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment in November 2020, as well as debt issuance costs incurred on the issuance of the 2030 Notes. We also recommenced open market purchases of our common stock during the current year period. During the six months ended March 26, 2022, we repurchased approximately 0.4 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $16.1 million, or approximately $42.30 per share. During the six months ended March 27, 2021, we did not make any open market purchases of our common stock.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $115 million to $125 million in fiscal 2022, of which we have invested approximately $75 million through March 26, 2022.
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
Total Debt
At March 26, 2022, our total debt outstanding was $1,185.8 million, as compared with $979.0 million at March 27, 2021.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of March 26, 2022.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of March 26, 2022.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of March 26, 2022.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. We did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $652 million as of March 26, 2022. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of March 26, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.3 million outstanding as of March 26, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 26, 2022, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of March 26, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to SOFR and does not require an amendment in connection with such transition. As of March 26, 2022, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 1.4%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended March 26, 2022.

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

Summarized Statements of Operations
	Six Months Ended		Fiscal Year Ended
	March 26, 2022		September 25, 2021
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$420,651	$1,102,518	$908,599	$2,142,925
Gross profit	$97,911	$360,871	$205,837	$686,332
Income (loss) from operations	$1,069	$135,416	$4,382	$229,961
Equity in earnings of Guarantor subsidiaries	$104,201	$—	$183,122	$—
Net income (loss)	$(21,444)	$104,201	$(45,596)	$183,122

Summarized Balance Sheet Information
	As of		As of
	March 26, 2022		September 25, 2021
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$384,477	$1,039,326	$670,030	$733,132
Intercompany receivable from Non-guarantor subsidiaries	313,617	61,022	229,795	61,633
Other assets	3,033,967	2,300,322	2,896,162	2,399,165
Total assets	$3,732,061	$3,400,670	$3,795,987	$3,193,930

Current liabilities	$186,059	$326,475	$185,996	$298,039
Long-term debt	1,184,959	—	1,184,024	—
Other liabilities	1,294,010	221,451	1,272,798	151,011
Total liabilities	$2,665,028	$547,926	$2,642,818	$449,050

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 26, 2022.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer, have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2022. There were no changes in our internal control over financial reporting during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 26, 2022 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 26, 2021 - January 29 2022	52,558	(2) (3)	$41.94	47,340	$100,000,000
January 30, 2022 - February 26, 2022	107,916	(3)	$41.75	92,521	$100,000,000
February 27, 2022 - March 26, 2022	88,525	(2) (3)	$41.21	87,401	$100,000,000
Total	248,999		$41.60	227,262	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of March 26, 2022, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 1.1 million shares remaining under our Equity Dilution Authorization as of March 26, 2022.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
3.1	Amended and Restated By-Laws of Central Garden & Pet Company dated as of March 31, 2022	8-K	001-33268	3.1	04/01/2022

10.1*	Form of Central Garden & Pet Company 2003 Omnibus Equity Incentive Plan Performance Unit Agreement.	8-K	001-33268	10.1	02/09/2022

10.2*	Modification and Extension of Employment Agreement dated as of March 1, 2022, between the Company and Brooks M. Pennington III.					X

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 5, 2022

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)