Form 10-Q
period 2022-06-25
CENTRAL GARDEN & PET CO
filed 2022-08-04
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2022	11,314,611
Class A Common Stock Outstanding as of July 31, 2022	41,449,283
Class B Stock Outstanding as of July 31, 2022	1,612,374

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
•rising inflation, a potential recession and other adverse macro-economic conditions;
•fluctuations in market prices for seeds and grains and other raw materials;
•our inability to pass through cost increases in a timely manner;
•fluctuations in energy prices, fuel and related petrochemical costs;
•declines in consumer spending and increased inventory risk during economic downturns;

•our ability to successfully manage the continuing impact of COVID-19 on our business, including but not limited to, the impact on our workforce, operations, fill rates, supply chain, demand for our products and services, and our financial results and condition;
•the potential for future reductions in demand for product categories that benefited from the COVID-19 pandemic, including the potential for reduced orders as retailers work through excess inventory;
•adverse weather conditions;
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
•impacts of tariffs or a trade war;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 25, 2022	June 26, 2021	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$195,791	$517,052	$426,422
Restricted cash	12,676	11,679	13,100
Accounts receivable (less allowances of $28,106, $30,506 and $29,219)	505,896	494,432	385,384
Inventories, net	882,522	626,635	685,237
Prepaid expenses and other	36,359	32,955	33,514
Total current assets	1,633,244	1,682,753	1,543,657
Plant, property and equipment, net	390,326	306,229	328,571
Goodwill	511,973	289,955	369,391
Other intangible assets, net	490,959	125,069	134,431
Operating lease right-of-use assets	193,627	149,628	165,602
Other assets	125,797	569,870	575,028
Total	$3,345,926	$3,123,504	$3,116,680
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241,093	$237,050	$245,542
Accrued expenses	228,882	234,314	234,965
Current lease liabilities	45,860	39,557	40,731
Current portion of long-term debt	352	86	1,081
Total current liabilities	516,187	511,007	522,319
Long-term debt	1,185,842	1,183,591	1,184,683
Long-term lease liabilities	155,002	115,178	130,125
Deferred income taxes and other long-term obligations	136,490	71,783	56,012
Equity:
Common stock, $0.01 par value: 11,322,012, 11,336,358 and 11,335,658 shares outstanding at June 25, 2022, June 26, 2021 and September 25, 2021	113	113	113
Class A common stock, $0.01 par value: 41,745,551, 42,726,118 and 42,282,922 shares outstanding at June 25, 2022, June 26, 2021 and September 25, 2021	417	427	423
Class B stock, $0.01 par value: 1,612,374, 1,612,374 and 1,612,374 shares outstanding at June 25, 2022, June 26, 2021 and September 25, 2021	16	16	16
Additional paid-in capital	581,060	576,104	576,446
Retained earnings	771,341	665,534	646,082
Accumulated other comprehensive loss	(1,924)	(1,831)	(831)
Total Central Garden & Pet Company shareholders’ equity	1,351,023	1,240,363	1,222,249
Noncontrolling interest	1,382	1,582	1,292
Total equity	1,352,405	1,241,945	1,223,541
Total	$3,345,926	$3,123,504	$3,116,680
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$1,015,378	$1,037,075	$2,631,146	$2,564,557
Cost of goods sold	707,752	716,765	1,838,532	1,806,427
Gross profit	307,626	320,310	792,614	758,130
Selling, general and administrative expenses	193,547	207,069	545,476	513,239
Operating income	114,079	113,241	247,138	244,891
Interest expense	(14,422)	(13,131)	(43,633)	(44,328)
Interest income	87	45	188	322
Other (expense) income	(759)	(1,086)	(1,337)	370
Income before income taxes and noncontrolling interest	98,985	99,069	202,356	201,255
Income tax expense	23,430	22,315	47,319	45,260
Income including noncontrolling interest	75,555	76,754	155,037	155,995
Net income attributable to noncontrolling interest	135	568	895	1,242
Net income attributable to Central Garden & Pet Company	$75,420	$76,186	$154,142	$154,753
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.42	$1.41	$2.89	$2.87
Diluted	$1.39	$1.37	$2.82	$2.80
Weighted average shares used in the computation of net income per share:
Basic	53,237	53,976	53,392	53,882
Diluted	54,329	55,658	54,658	55,236
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income including noncontrolling interest	$75,555	$76,754	$155,037	$155,995
Other comprehensive income (loss):
Foreign currency translation	(1,221)	322	(1,093)	(422)
Total comprehensive income	74,334	77,076	153,944	155,573
Comprehensive income attributable to noncontrolling interest	135	568	895	1,242
Comprehensive income attributable to Central Garden & Pet Company	$74,199	$76,508	$153,049	$154,331
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net income	$155,037	$155,995
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	58,333	52,759
Amortization of deferred financing costs	1,982	1,577
Non-cash lease expense	36,042	29,914
Stock-based compensation	18,879	17,040
Debt extinguishment costs	169	8,577
Loss on sale of business	—	2,611
Deferred income taxes	8,199	6,992
(Gain) loss on sale of property and equipment	(53)	62
Other	7	2,083
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(121,392)	(49,099)
Inventories	(198,360)	(85,382)
Prepaid expenses and other assets	1,383	33,571
Accounts payable	(1,679)	21,862
Accrued expenses	(7,072)	10,102
Other long-term obligations	236	(640)
Operating lease liabilities	(34,108)	(29,402)
Net cash (used) provided by operating activities	(82,397)	178,622
Cash flows from investing activities:
Additions to plant, property and equipment	(98,553)	(57,047)
Payments to acquire companies, net of cash acquired	—	(733,614)
Proceeds from the sale of business	—	2,400
Investments	(2,318)	—
Other investing activities	40	(633)
Net cash used in investing activities	(100,831)	(788,894)
Cash flows from financing activities:
Repayments of long-term debt	(992)	(400,072)
Proceeds from issuance of long-term debt	—	900,000
Borrowings under revolving line of credit	—	858,000
Repayments under revolving line of credit	—	(858,000)
Premium paid on extinguishment of debt	—	(6,124)
Repurchase of common stock, including shares surrendered for tax withholding	(41,834)	(7,811)
Payment of contingent consideration liability	(196)	(254)
Distribution to noncontrolling interest	(806)	(531)
Payment of financing costs	(2,410)	(14,109)
Net cash (used) provided by financing activities	(46,238)	471,099
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,589)	1,507
Net decrease in cash, cash equivalents and restricted cash	(231,055)	(137,666)
Cash, cash equivalents and restricted cash at beginning of period	439,522	666,397
Cash, cash equivalents and restricted cash at end of period	$208,467	$528,731
Supplemental information:
Cash paid for interest	$48,902	$33,933
Cash paid for taxes	$31,406	$52,162
New operating lease right of use assets	$64,504	$63,503
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 25, 2022
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 25, 2022 and June 26, 2021, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 25, 2022 and June 26, 2021 and the condensed consolidated statements of cash flows for the nine months ended June 25, 2022 and June 26, 2021 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 25, 2022 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2021 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 25, 2021 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 25, 2022, June 26, 2021 and September 25, 2021, respectively.

	June 25, 2022	June 26, 2021	September 25, 2021
	(in thousands)
Cash and cash equivalents	$195,791	$517,052	$426,422
Restricted cash	12,676	11,679	13,100
Total cash, cash equivalents and restricted cash	$208,467	$528,731	$439,522
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
The Company maintains an allowance for credit losses related to its trade accounts receivable for future expected credit losses for the inability of its customers to make required payments. The Company estimates the allowance based upon historical bad debts, current customer receivable balances and the customer’s financial condition. The allowance is adjusted to reflect changes in current and forecasted macroeconomic conditions. The Company’s estimate of credit losses includes expected current and future economic and market conditions, including the effects of the COVID-19 pandemic, which did not significantly impact its allowance.

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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for the Company as of September 26, 2021, and the adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 25, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,410	$1,410
Total liabilities	$—	$—	$1,410	$1,410
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
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended June 25, 2022 and June 26, 2021:

Amount
(in thousands)
Balance September 25, 2021	$1,606
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	—
Performance-based payments	(196)
Balance June 25, 2022	$1,410

Amount
(in thousands)
Balance September 26, 2020	$1,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(32)
Performance-based payments	(254)
Balance June 26, 2021	$1,083
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the three and nine month periods ended June 25, 2022 and June 26, 2021, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of June 25, 2022, June 26, 2021 and September 25, 2021 was $330.1 million, $405.1 million and $408.5 million, respectively, compared to a carrying value of $394.7 million, $394.1 million and $394.2 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of June 25, 2022, June 26, 2021 and September 25, 2021 was $412.6 million, $511.1 million and $517.2 million, respectively, compared to a carrying value of $493.4 million, $492.6 million and $492.8 million, respectively.

In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 25, 2022, June 26, 2021 and September 25, 2021 was $278.2 million, $318.0 million and $318.6 million, respectively, compared to a carrying value of $297.4 million, $296.9 million and $297.0 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Acquisitions and Divestitures
Acquisitions
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company borrowed approximately $180 million under its credit facility to partially finance the acquisition. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $487 million, of which $392.9 million was allocated to identified intangible assets and approximately $142.4 million was included in goodwill in the Company's condensed consolidated balance sheet as of June 25, 2022. The financial results of Green Garden Products have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

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
The Company includes the unallocated purchase price for acquisitions in other assets on its condensed consolidated balance sheet.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	June 25, 2022	June 26, 2021	September 25, 2021
	(in thousands)
Raw materials	$252,075	$199,701	$211,581
Work in progress	82,282	74,039	86,187
Finished goods	514,585	338,709	349,338
Supplies	33,580	14,186	38,131
Total inventories, net	$882,522	$626,635	$685,237

5.    Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the nine months ended June 25, 2022 and June 26, 2021.

6.    Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 25, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.2)	$—	$1.9
Marketing-related intangible assets – nonamortizable	218.2	—	(26.0)	192.2
Total	240.3	(20.2)	(26.0)	194.1
Customer-related intangible assets – amortizable	386.4	(107.1)	(2.5)	276.8
Other acquired intangible assets – amortizable	39.7	(25.5)	—	14.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(25.5)	(1.2)	20.1
Total other intangible assets, net	$673.5	$(152.8)	$(29.8)	$491.0
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 26, 2021
Marketing-related intangible assets – amortizable	$20.6	$(18.3)	$—	$2.3
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(18.3)	(26.0)	46.9
Customer-related intangible assets – amortizable	140.3	(72.1)	(2.5)	65.7
Other acquired intangible assets – amortizable	26.0	(19.4)	—	6.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(19.4)	(1.2)	12.5
Total other intangible assets, net	$264.6	$(109.8)	$(29.7)	$125.1
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.0)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.0)	(26.0)	47.7
Customer-related intangible assets – amortizable	143.6	(75.4)	(2.5)	65.7
Other acquired intangible assets – amortizable	37.2	(22.0)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.0)	(1.2)	21.1
Total other intangible assets, net	$280.6	$(116.4)	$(29.8)	$134.4

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of Green Garden Products in the second quarter of fiscal 2021, the Company acquired approximately $147.6 million of marketing related intangible assets, $242.8 million of customer related intangible assets and $2.5 million of other intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the nine months ended June 25, 2022, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of two years for marketing-related intangibles, 12 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately and $8.3 million and $3.2 million for the three months ended June 25, 2022 and June 26, 2021, respectively, and $23.0 million and $9.9 million for the nine months ended June 25, 2022 and June 26, 2021, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $32 million per year from fiscal 2022 through fiscal 2024, $25 million in fiscal 2025 and 2026, and approximately $20 million per year thereafter.
.
7.    Long-Term Debt
Long-term debt consists of the following:

	June 25, 2022	June 26, 2021	September 25, 2021
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(14,588)	(16,445)	(15,994)
Net carrying value	1,185,412	1,183,555	1,184,006
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	782	122	1,758
Total	1,186,194	1,183,677	1,185,764
Less current portion	(352)	(86)	(1,081)
Long-term portion	$1,185,842	$1,183,591	$1,184,683
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of June 25, 2022.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of June 25, 2022.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of June 25, 2022.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $556 million as of June 25, 2022. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of June 25, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.3 million outstanding as of June 25, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.25% as of June 25, 2022, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.25% as of June 25, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR") and does not require an amendment in connection with such transition. As of June 25, 2022, the applicable interest rate related to Base Rate borrowings was 5.0%, and the applicable interest rate related to one-month LIBOR-based borrowings was 2.9%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of June 25, 2022.

8.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 25, 2022 and June 26, 2021.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 25, 2021	$113	$423	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Comprehensive income	—	—	—	—	9,009	(442)	8,567	187	8,754
Amortization of share-based awards	—	—	—	3,886	—	—	3,886	—	3,886
Restricted share activity, including net share settlement	—	—	—	(705)	—	—	(705)	—	(705)
Issuance of common stock, including net share settlement of stock options	—	—	—	890	—	—	890	—	890
Repurchase of stock	—	(1)	—	(1,600)	(5,059)	—	(6,660)	—	(6,660)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(806)	(806)
Balance December 25, 2021	$113	$422	$16	$578,917	$650,032	$(1,273)	$1,228,227	$673	$1,228,900
Comprehensive income	—	—	—	—	69,713	570	70,283	573	70,856
Amortization of share-based awards	—	—	—	4,624	—	—	4,624	—	4,624
Restricted share activity, including net share settlement	—	2	—	(923)	—	—	(921)	—	(921)
Repurchase of stock	—	(2)	—	(2,372)	(7,062)	—	(9,436)	—	(9,436)
Issuance of common stock, including net share settlement of stock options	—	—	—	309	—	—	309	—	309
Other	—	—	—	—	—	—	—	1	1
Balance March 26, 2022	$113	$422	$16	$580,555	$712,683	$(703)	$1,293,086	$1,247	$1,294,333
Comprehensive income	—	—	—	—	75,420	(1,221)	74,199	135	74,334
Amortization of share-based awards	—	—	—	4,970	—	—	4,970	—	4,970
Restricted share activity, including net share settlement	—	—	—	(1,258)	—	—	(1,258)	—	(1,258)
Issuance of common stock, including net share settlement of stock options	—	—	—	2,165	—	—	2,165	—	2,165
Repurchase of common stock	—	(5)	—	(5,372)	(16,762)	—	(22,139)	—	(22,139)
Balance June 25, 2022	$113	$417	$16	$581,060	$771,341	$(1,924)	$1,351,023	$1,382	$1,352,405

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2020	$113	$419	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Comprehensive income	—	—	—	—	5,613	377	5,990	29	6,019
Amortization of share-based awards	—	—	—	3,225	—	—	3,225	—	3,225
Restricted share activity, including net share settlement	—	3	—	(364)	—	—	(361)	—	(361)
Issuance of common stock, including net share settlement of stock options	—	—	—	934	—	—	934	—	934
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(478)	(478)
Balance December 26, 2020	$113	$422	$16	$570,678	$516,394	$(1,032)	$1,086,591	$422	$1,087,013
Comprehensive income	—	—	—	—	72,954	(1,121)	71,833	645	72,478
Amortization of share-based awards	—	—	—	4,106	—	—	4,106	—	4,106
Restricted share activity, including net share settlement	—	3	—	(661)	—	—	(658)	—	(658)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,308)	—	—	(1,306)	—	(1,306)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Balance March 27, 2021	$113	$427	$16	$572,815	$589,348	$(2,153)	$1,160,566	$1,013	$1,161,579
Comprehensive income	—	—	—	—	76,186	322	76,508	568	77,076
Amortization of share-based awards	—	—	—	4,526	—	—	4,526	—	4,526
Restricted share activity, including net share settlement	—	—	—	(1,132)	—	—	(1,132)	—	(1,132)
Issuance of common stock, including net share settlement of stock options	—	—	—	(105)	—	—	(105)	—	(105)
Other	—	—	—	—	—	—	—	1	1
Balance June 26, 2021	$113	$427	$16	$576,104	$665,534	$(1,831)	$1,240,363	$1,582	$1,241,945

9.    Stock-Based Compensation
The Company recognized share-based compensation expense of $18.9 million and $17.0 million for the nine months ended June 25, 2022 and June 26, 2021, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 25, 2022 and June 26, 2021 was $4.5 million and $4.0 million, respectively.

10.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Nine Months Ended
	June 25, 2022			June 25, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$75,420	53,237	$1.42	$154,142	53,392	$2.89
Effect of dilutive securities:
Options to purchase common stock	—	421	(0.01)	—	520	(0.03)
Restricted shares	—	671	(0.02)	—	746	(0.04)
Diluted EPS:
Net income available to common shareholders	$75,420	54,329	$1.39	$154,142	54,658	$2.82

	Three Months Ended			Nine Months Ended
	June 26, 2021			June 26, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$76,186	53,976	$1.41	$154,753	53,882	$2.87
Effect of dilutive securities:
Options to purchase common stock	—	840	(0.02)	—	679	(0.04)
Restricted shares	—	842	(0.02)	—	675	(0.03)
Diluted EPS:
Net income available to common shareholders	$76,186	55,658	$1.37	$154,753	55,236	$2.80

Options to purchase 2.3 million shares of common stock at prices ranging from $21.37 to $51.37 per share were outstanding at June 25, 2022, and options to purchase 2.6 million shares of common stock at prices ranging from $13.82 to $51.37 per share were outstanding at June 26, 2021.
For the three months ended June 25, 2022, approximately 0.3 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive. For the three months ended June 26, 2021, all options outstanding were included in the computation of diluted earnings per share.
For the nine months ended June 25, 2022 and June 26, 2021, 0.4 million and 0.2 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
Net sales:
Pet segment	$504,781	$507,788	$1,438,423	$1,436,170
Garden segment	510,597	529,287	1,192,723	1,128,387
Total net sales	$1,015,378	$1,037,075	$2,631,146	$2,564,557
Operating Income
Pet segment	62,616	71,021	168,512	176,604
Garden segment	75,564	67,037	152,132	137,650
Corporate	(24,101)	(24,817)	(73,506)	(69,363)
Total operating income	114,079	113,241	247,138	244,891
Interest expense - net	(14,335)	(13,086)	(43,445)	(44,006)
Other income (expense)	(759)	(1,086)	(1,337)	370
Income tax expense	23,430	22,315	47,319	45,260
Income including noncontrolling interest	75,555	76,754	155,037	155,995
Net income attributable to noncontrolling interest	135	568	895	1,242
Net income attributable to Central Garden & Pet Company	$75,420	$76,186	$154,142	$154,753
Depreciation and amortization:
Pet segment	$9,791	$8,960	$28,879	$26,927
Garden segment	9,118	10,808	26,457	22,250
Corporate	975	1,222	2,997	3,582
Total depreciation and amortization	$19,884	$20,990	$58,333	$52,759

	June 25, 2022	June 26, 2021	September 25, 2021
	(in thousands)
Assets:
Pet segment	$1,098,886	$976,189	$966,437
Garden segment	1,498,856	1,328,664	1,313,899
Corporate	748,184	818,651	836,344
Total assets	$3,345,926	$3,123,504	$3,116,680
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	234,906	12,888	92,324
Total goodwill	$511,973	$289,955	$369,391

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended June 25, 2022			Nine Months Ended June 25, 2022
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$233.3	$—	$233.3	$610.5	$—	$610.5
Dog and cat products	122.5	—	122.5	396.7	—	396.7
Other manufacturers' products	102.4	112.7	215.1	305.5	257.5	563.0
Wild bird products	46.6	79.4	126.0	125.7	207.0	332.7
Other garden supplies	—	318.5	318.5	—	728.2	728.2
Total	$504.8	$510.6	$1,015.4	$1,438.4	$1,192.7	$2,631.1

	Three Months Ended June 26, 2021			Nine Months Ended June 26, 2021
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$234.7	$—	$234.7	$591.1	$—	$591.1
Dog and cat products	131.9	—	131.9	420.6	—	420.6
Other manufacturers' products	98.4	126.0	224.4	296.2	274.9	571.1
Wild bird products	42.8	47.3	90.1	128.3	121.9	250.2
Other garden supplies	—	356.0	356.0	—	731.6	731.6
Total	$507.8	$529.3	$1,037.1	$1,436.2	$1,128.4	$2,564.6

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

Recent Developments
Fiscal 2022 Third Quarter Financial Performance:
•Net sales decreased $21.7 million, or 2.1%, from the prior year quarter to $1,015.4 million. Pet segment sales decreased $3.0 million, and Garden segment sales decreased $18.7 million.
•Organic net sales declined 4.5%, due primarily to an 8.3% decrease in our Garden segment.
•Gross profit decreased $12.7 million from the prior year quarter, and gross margin decreased 60 basis points to 30.3%.
•Selling, general and administrative expense decreased $13.5 million from the prior year quarter to $193.5 million and as a percentage of net sales decreased 90 basis points to 19.1%.
•Operating income increased $0.8 million, or 0.7%, from the prior year quarter, to $114.1 million.
•Net income in the third quarter of fiscal 2022 was $75.4 million, or $1.39 per diluted share, compared to net income of $76.2 million, or $1.37 per diluted share, in the third quarter of fiscal 2021.
COVID-19 Impact
COVID-19 has led to adverse impacts on human health, the global economy and society at large. From the beginning, our priority has been the safety of our employees, customers and consumers.
Central has been impacted by COVID-19 in a number of ways, including increased demand and sales. The increased demand for our products challenged our supply chain and our ability to procure and manufacture enough product to meet the high levels of demand. At some of our facilities, we experienced reduced productivity and increased employee absences, which may continue during the balance of the pandemic. Our manufacturing facilities and distribution centers are currently open and operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. We have hosted mobile vaccination clinics at some of our larger manufacturing and distribution sites, in order to make vaccines available to our employees.
The pandemic and related increase in demand created operational challenges, which have impacted our service and fill rates. While they have improved in fiscal 2022, they have yet to return to our historical rates. Our supply chain experienced disruptions and delays which resulted in increased operational and logistics costs. To mitigate the impact of supply constraints of commodity, materials, freight and labor and extended inventory transit times and the resulting impact on our service and fill rates, we increased inventory levels in fiscal 2022. We may experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. We continue to face supply chain challenges with high inflation in commodities, materials, labor and freight and the limited availability of labor. Inflationary pressures continue to result in significant increases in costs for commodities, materials, labor and freight.
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

Results of Operations
Three Months Ended June 25, 2022
Compared with Three Months Ended June 26, 2021
Net Sales
Net sales for the three months ended June 25, 2022 decreased $21.7 million, or 2.1%, to $1,015.4 million from $1,037.1 million for the three months ended June 26, 2021. Organic net sales, which exclude the impact of acquisitions and divestitures in the last 12 months, decreased $46.8 million, or 4.5%, as compared to the fiscal 2021 quarter. Our branded product sales decreased $12.4 million, and sales of other manufacturers’ products decreased $9.3 million. Although we have taken pricing actions across our businesses to mitigate high inflation in commodities, materials, freight and labor, the favorable impact on net sales was more than offset by volume declines.

Pet net sales decreased $3.0 million, or 0.6%, to $504.8 million for the three months ended June 25, 2022 from $507.8 million for the three months ended June 26, 2021. Unit volume declines were partially offset by pricing actions taken to respond to the current inflationary operating environment. Decreases in net sales in our dog bed business were partially offset by increases in sales in our dog and cat treats and toy business and our outdoor cushion business. The decrease in our dog bed business was due to a purposeful SKU rationalization. The increase in sales in our dog and cat treats and toy business was due to pricing actions taken to offset inflationary pressures; and the increase in our outdoor cushion business was due primarily to better fill rates resulting primarily from supply chain improvements. Pet branded product sales declined $7.0 million while sales of other manufacturers' products increased $4.0 million.
Garden net sales decreased $18.7 million, or 3.5%, to $510.6 million for the three months ended June 25, 2022 from $529.3 million for the three months ended June 26, 2021. Organic sales decreased $43.8 million, or 8.3%, due primarily to unfavorable weather and reduced consumer purchasing resulting from higher prices in the current inflationary environment and the potential of recession. Sales volume declines have been partially offset by pricing actions taken to offset rising costs. Most of our garden businesses had decreased sales in the quarter with the exception of wild bird feed which benefited from price increases taken to offset significant commodity inflation. Garden branded sales decreased $5.4 million, while sales of other manufacturers' products decreased $13.3 million.
Gross Profit
Gross profit for the three months ended June 25, 2022 decreased $12.7 million, or 4.0%, to $307.6 million from $320.3 million for the three months ended June 26, 2021. Gross margin decreased 60 basis points to 30.3% for the three months ended June 25, 2022 from 30.9% for the three months ended June 26, 2021. Both operating segments, excluding the impact of the purchase accounting inventory markup in the Garden segment in the prior year, contributed to the decline in gross profit and gross margin. The decreases in gross profit and gross margin were driven by significant cost inflation in commodities, labor, and freight, partially offset by the pricing actions taken to combat the inflationary environment and by the impact of our fiscal 2021 acquisitions. Overall, our gross margins continue to be under pressure from the current inflationary environment and we continue to experience cost increases, primarily in commodities, labor and freight. We intend to continue to seek price increases to help offset the rising costs, but there is no assurance that we will be successful in fully offsetting the impact of cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $13.5 million, or 6.5%, to $193.5 million for the three months ended June 25, 2022. As a percentage of net sales, selling, general and administrative expenses decreased to 19.1% for the three months ended June 25, 2022, compared to 20.0% in the comparable prior year quarter. Both operating segments and corporate had lower selling, general and administrative expenses in the quarter. Additionally, we have now lapped three of the four Garden segment acquisitions completed in fiscal 2021 and, as such, their operations are included in the prior year quarter's results. The decrease in selling, general and administrative expense was due to lower delivery costs, most notably in our Garden segment, and lower variable compensation amounts.
Selling and delivery expense decreased $9.9 million to $97.8 million for the three months ended June 25, 2022. The decrease was due primarily to lower sales and delivery volumes, most notably in our Garden segment, and a change in a customer's shipping terms.
Warehouse and administrative expense decreased $3.6 million, or 3.6%, to $95.8 million for the three months ended June 25, 2022. The decrease was due primarily to reduced variable compensation partially offset by higher lease costs for several renewed facility leases. Corporate expenses declined $0.7 million due primarily to lower variable compensation amounts partially offset by increased payroll related costs from headcount additions. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $0.8 million, or 0.7%, to $114.1 million for the three months ended June 25, 2022. The increase in operating income was due to decreased selling, general and administrative expense partially offset by lower sales and gross profit. Our operating margin increased 30 basis points to 11.2% as compared to the prior year quarter, as selling, general and administrative expense as a percentage of sales declined 90 basis points, which more than offset the 60 basis point decline in gross margin due primarily to cost increases in the current inflationary environment.
Pet operating income decreased $8.4 million, or 11.8%, to $62.6 million for the three months ended June 25, 2022. Pet operating income decreased due to a decline in sales and lower gross profit partially offset by lower selling, general and administrative expense. Pet operating margin decreased 160 basis points to 12.4% due primarily to higher input costs in the current inflationary environment resulting in a lower gross margin.

Garden operating income increased $8.5 million to $75.6 million for the three months ended June 25, 2022 from $67.0 million for the three months ended June 26, 2021. Garden operating income increased due to lower selling, general and administrative expense partially offset by lower sales. Garden operating margin increased 210 basis points to 14.8% due primarily to an improved gross margin (favorably impacted by increased pricing and the lack of purchase accounting inventory markups that impacted the prior year gross margin) and the reduction in selling, general and administrative expense as a percentage of net sales.
Corporate expense decreased $0.7 million, or 2.9%, to $24.1 million for the three months ended June 25, 2022 from $24.8 million for the three months ended June 26, 2021. Corporate expense decreased due primarily to lower variable compensation amounts partially offset by increased salary and wages from headcount additions.
Net Interest Expense
Net interest expense for the three months ended June 25, 2022 increased $1.2 million, or 9.5%, to $14.3 million due primarily to a higher debt balance outstanding during the quarter. In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031. Debt outstanding on June 25, 2022 was $1,186.2 million compared to $1,183.7 million at June 26, 2021.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was an expense of $0.8 million for the quarter ended June 25, 2022 compared to an expense of $1.1 million for the quarter ended June 26, 2021. The decrease in expense was due primarily to the impairment of an investment in the prior year quarter partially offset by foreign currency losses in the current year quarter.
Income Taxes
Our effective income tax rate was 23.7% for the quarter ended June 25, 2022 and 22.5% for the quarter ended June 26, 2021. The increase in our effective income tax rate was due primarily to lower excess tax benefits from stock compensation in the current year quarter as compared to the prior year quarter.
Net Income and Earnings Per Share
Our net income in the third quarter of fiscal 2022 was $75.4 million, or $1.39 per diluted share, compared to a net income of $76.2 million, or $1.37 per diluted share, in the third quarter of fiscal 2021.

Nine Months Ended June 25, 2022
Compared with Nine Months Ended June 26, 2021
Net Sales
Net sales for the nine months ended June 25, 2022 increased $66.5 million, or 2.6%, to $2,631.1 million from $2,564.6 million for the nine months ended June 26, 2021. Organic net sales declined $76.5 million, or 3.0%, as compared to the prior year nine-month period. Generally, in both operating segments, volume declines were only partially offset by increased prices in response to high inflation. Our branded product sales increased $74.7 million, and sales of other manufacturers’ products decreased $8.2 million.
Pet net sales increased $2.2 million, or 0.2%, to $1,438.4 million for the nine months ended June 25, 2022 from $1,436.2 million for the nine months ended June 26, 2021. Net sales in the prior year period include sales from the Breeder’s Choice business unit, which we sold in December 2020. Organic net sales increased $6.1 million, or 0.4%, as compared to the prior year nine-month period. The organic sales improvement was driven by increased pricing with notable sales increases in our dog and cat treats and toy business, outdoor cushion business and animal health business, partially offset by a volume based sales decrease in our dog bed business due primarily to SKU rationalization. Pet branded sales decreased $7.1 million, and sales of other manufacturer's products increased $9.3 million.
Garden net sales increased $64.3 million, or 5.7%, to $1,192.7 million for the nine months ended June 25, 2022 from $1,128.4 million for the nine months ended June 26, 2021. Organic sales decreased $82.6 million, or 7.3%, while sales from recent acquisitions contributed $146.9 million. The organic sales decrease was due primarily to unfavorable weather and changing consumer behavior in response to high inflation and a potential recession. Most of our garden businesses had decreased sales with the exception of wild bird feed which benefited from price increases taken to offset large commodity inflation. Garden branded sales increased $81.8 million, while sales of other manufacturers’ products decreased $17.5 million.

Gross Profit
Gross profit for the nine months ended June 25, 2022 increased $34.5 million, or 4.5%, to $792.6 million from $758.1 million for the nine months ended June 26, 2021. Gross margin improved 50 basis points to 30.1% for the nine months ended June 25, 2022 from 29.6% for the nine months ended June 26, 2021. Both Pet and Garden contributed to the increase in gross profit and gross margin although the increase was driven primarily by the Garden segment. Both segments are being impacted by the rapidly increasing cost environment. We have implemented and intend to continue to seek price increases to help offset the rising costs but do not anticipate we will be able to fully offset the cost pressures in fiscal 2022. Although our gross margin increased in the current nine-month period, as compared to the prior year nine-month period, our operating margin declined during the current nine-month period.
In the Pet segment, the improved gross profit and margin were due primarily to price increases taken to combat inflation and a favorable product mix partially offset by increased commodity, freight and labor costs.
In the Garden segment, the improved gross profit and margin were due primarily to price increases and the favorable impact of our fiscal 2021 acquisitions, which included the impact of purchase accounting in fiscal 2021 and the impact on our product mix in the current year, partially offset by increased commodity, freight and labor costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $32.3 million, or 6.3%, to $545.5 million for the nine months ended June 25, 2022 from $513.2 million for the nine months ended June 26, 2021. As a percentage of net sales, selling, general and administrative expenses increased to 20.7% for the nine months ended June 25, 2022 from 20.0% for the comparable prior year nine-month period.
Selling and delivery expense increased $7.1 million, or 2.8%, to $264.2 million for the nine months ended June 25, 2022 from $257.1 million for the nine months ended June 26, 2021. The increase was due primarily to the addition of the fiscal 2021 acquisitions in our Garden segment and marketing investments for brand development.
Warehouse and administrative expense increased $25.2 million, or 9.8%, to $281.3 million for the nine months ended June 25, 2022. The increased expense was driven by the addition of our four fiscal 2021 acquisitions in the Garden segment. Additionally, both operating segments experienced increased labor, delivery, fuel and rental expenses due to the current inflationary environment. Corporate expenses increased $4.1 million due primarily to increased payroll related costs due to headcount increases and non-cash equity compensation partially offset by lower variable compensation expense.
Operating Income
Operating income increased $2.2 million to $247.1 million for the nine months ended June 25, 2022 from $244.9 million for the nine months ended June 26, 2021. Our operating margin declined slightly to 9.4% for the nine months ended June 25, 2022 from 9.5% for the nine months ended June 26, 2021. Increased sales and a 50 basis point improvement in gross margin were more than offset by an increase in selling, general and administrative expense.
Pet operating income decreased $8.1 million, or 4.6%, to $168.5 million for the nine months ended June 25, 2022 from $176.6 million for the nine months ended June 26, 2021. Pet operating income decreased as an increase in selling, general and administrative expense was only partially offset by minor increases in sales and gross profit. Pet operating margin declined 60 basis points due to higher selling, general and administrative expense as a percentage of net sales which was partially offset by an increase in gross margin.
Garden operating income increased $14.5 million to $152.1 million for the nine months ended June 25, 2022. Garden operating income increased due to increased sales and gross profit partially offset by higher selling, general and administrative expense. Garden operating margin improved 60 basis points to 12.8% due to an improved gross margin partially offset by higher selling, general and administrative expense as a percentage of net sales.
Corporate operating expense increased $4.1 million to $73.5 million in the current nine-month period from $69.4 million in the comparable fiscal 2021 period due primarily to increased payroll related costs due to headcount increases and non-cash equity compensation partially offset by lower variable compensation expense.
Net Interest Expense
Net interest expense for the nine months ended June 25, 2022 decreased $0.6 million, or 1.3%, to $43.4 million from $44.0 million for the nine months ended June 26, 2021. In the prior year nine-month period, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense in the prior year nine-month period of approximately $10.0 million. Partially offsetting the reduction from the prior year’s incremental interest expense was increased interest expense in the current year quarter related to our issuance in April 2021 of $400 million aggregate principal amount of 4.125% senior notes due April 2031.

Debt outstanding on June 25, 2022 was $1,186.2 million compared to $1,183.7 million at June 26, 2021. Our average borrowing rate for the nine months ended June 25, 2022 increased to 4.5% from 4.4% for the nine months ended June 26, 2021.
Other Income (Expense)
Other income (expense) was an expense of $1.3 million for the nine-month period ended June 25, 2022 compared to income of $0.4 million for the nine-month period ended June 26, 2021, due primarily to foreign currency losses in the current nine-month period.
Income Taxes
Our effective income tax rate was 23.4% for the nine-month period ended June 25, 2022 compared to 22.5% for the nine-month period ended June 26, 2021. The increase in our effective income tax rate was due primarily to lower excess tax benefits from stock compensation in the current nine-month period.
Net Income and Earnings Per Share
Our net income for the nine months ended June 25, 2022 was $154.1 million, or $2.82 per diluted share, compared to $154.8 million, or $2.80 per diluted share, for the nine months ended June 26, 2021.

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

		GAAP to Non-GAAP Reconciliation
		For the Three Months Ended		For the Nine Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$75,420	$76,186	$154,142	$154,753
Incremental expenses from note redemption and issuance	(1)	—	—	—	9,952
Loss on sale of business	(2)	—	—	—	2,611
Tax effect of incremental redemption expenses and loss on sale		$—	$—	—	(2,825)
Non-GAAP net income attributable to Central Garden & Pet Company		$75,420	$76,186	$154,142	$164,491
GAAP diluted net income per share		$1.39	$1.37	$2.82	$2.80
Non-GAAP diluted net income per share		$1.39	$1.37	$2.82	$2.98
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,329	55,658	54,658	55,236

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

Consolidated	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 25, 2022			For the Nine Months Ended June 25, 2022
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q3 FY 22	$1,015.4	$25.1	$990.3	$2,631.1	$146.9	$2,484.2
Q3 FY 21	1,037.1	—	1,037.1	2,564.6	3.9	2,560.7
$ increase (decrease)	$(21.7)		$(46.8)	$66.5		$(76.5)
% increase (decrease)	(2.1)%		(4.5)%	2.6%		(3.0)%

Pet	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 25, 2022			For the Nine Months Ended June 25, 2022
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q3 FY 22	$504.8	$—	$504.8	$1,438.4	$—	$1,438.4
Q3 FY 21	507.8	—	507.8	1,436.2	3.9	1,432.3
$ increase	$(3.0)		$(3.0)	$2.2		$6.1
% increase	(0.6)%		(0.6)%	0.2%		0.4%

Garden	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 25, 2022			For the Nine Months Ended June 25, 2022
	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic	Net sales (GAAP)	Effect of acquisition & divestitures on increase in net sales	Net sales organic
	(in millions)
Q3 FY 22	$510.6	$25.1	$485.5	$1,192.7	$146.9	$1,045.8
Q3 FY 21	529.3	—	529.3	1,128.4	—	1,128.4
$ increase (decrease)	$(18.7)		$(43.8)	$64.3		$(82.6)
% increase (decrease)	(3.5)%		(8.3)%	5.7%		(7.3)%

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended June 25, 2022
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$75,420
Interest expense, net	—	—	—	14,335
Other expense	—	—	—	759
Income tax expense	—	—	—	23,430
Net income attributable to noncontrolling interest	—	—	—	135
Sum of items below operating income	—	—	—	38,659
Income (loss) from operations	$75,564	$62,616	$(24,101)	$114,079
Depreciation & amortization	9,118	9,791	975	19,884
Noncash stock-based compensation	—	—	7,400	7,400
Adjusted EBITDA	$84,682	$72,407	$(15,726)	$141,363

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended June 26, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$76,186
Interest expense, net	—	—	—	13,086
Other expense	—	—	—	1,086
Income tax expense	—	—	—	22,315
Net income attributable to noncontrolling interest	—	—	—	568
Sum of items below operating income	—	—	—	37,055
Income (loss) from operations	$67,037	$71,021	$(24,817)	$113,241
Depreciation & amortization	10,808	8,960	1,222	20,990
Noncash stock-based compensation	—	—	6,646	6,646
Adjusted EBITDA	$77,845	$79,981	$(16,949)	$140,877

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Nine Months Ended June 25, 2022
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$154,142
Interest expense, net	—	—	—	43,445
Other expense	—	—	—	1,337
Income tax expense	—	—	—	47,319
Net income attributable to noncontrolling interest	—	—	—	895
Sum of items below operating income	—	—	—	92,996
Income (loss) from operations	$152,132	$168,512	$(73,506)	$247,138
Depreciation & amortization	26,457	28,879	2,997	58,333
Noncash stock-based compensation	—	—	18,879	18,879
Adjusted EBITDA	$178,589	$197,391	$(51,630)	$324,350

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Nine Months Ended June 26, 2021
	Garden	Pet	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$154,753
Interest expense, net	—	—	—	44,006
Other income	—	—	—	(370)
Income tax expense	—	—	—	45,260
Net income attributable to noncontrolling interest	—	—	—	1,242
Sum of items below operating income	—	—	—	90,138
Income (loss) from operations	$137,650	$176,604	$(69,363)	$244,891
Depreciation & amortization	22,250	26,927	3,582	52,759
Noncash stock-based compensation	—	—	17,040	17,040
Adjusted EBITDA	$159,900	$203,531	$(48,741)	$314,690

Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal 2022, we have been adversely impacted by rising input costs related to inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
In fiscal 2022, we have continued to experience increasing inflationary pressure, including notable increases in costs for key commodities, materials, labor and freight.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2021, approximately 69% of our Garden segment’s net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically more than offset the operating loss incurred during the first fiscal quarter of the year. However, in fiscal 2022, we experienced a poor garden season due to unfavorable weather.
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
Operating Activities
Net cash used by operating activities increased by $261.0 million, from $178.6 million of cash provided by operating activities for the nine months ended June 26, 2021, to cash used by operating activities of $82.4 million for the nine months ended June 25, 2022. The increase in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended June 25, 2022, as compared to the prior year period, predominantly an increase in accounts receivable and inventory resulting from an intentional build-up in inventory due to the increased demand for our products amid the continuing global supply chain issues, as well as increased input costs.
Investing Activities
Net cash used in investing activities decreased $688.1 million, from $788.9 million for the nine months ended June 26, 2021 to $100.8 million during the nine months ended June 25, 2022. The decrease in cash used in investing activities was due primarily to the three acquisitions in the prior nine-month period, partially offset by an increase in capital expenditures of $41.6 million in the current year compared to the prior year. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million. During the second quarter of fiscal 2021, we acquired Hopewell Nursery on December 31, 2020 for approximately $81 million and Green Garden Products on February 11, 2021 for approximately $571 million.

Financing Activities
Net cash used by financing activities increased $517.3 million, from $471.1 million of cash provided for the nine months ended June 26, 2021, to $46.2 million of cash used for the nine months ended June 25, 2022. The increase in cash used by financing activities during the current year was due primarily to the issuance of $500 million of our 2030 Notes in October 2020 and net borrowings under our senior secured credit facility of $190 million in the prior year period, partially offset by the repayment of our 2023 Notes and the corresponding premium paid on extinguishment in November 2020, as well as debt issuance costs incurred on the issuance of the 2030 Notes. We also recommenced open market purchases of our common stock during the current year period. During the nine months ended June 25, 2022, we repurchased approximately 13 thousand shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $0.6 million, or approximately $41.30 per share, and 0.9 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $37.7 million, or approximately $41.44 per share. During the nine months ended June 26, 2021, we did not make any open market purchases of our common stock.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $115 million to $125 million in fiscal 2022, of which we have invested approximately $99 million through June 25, 2022.
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
Total Debt
At June 25, 2022, our total debt outstanding was $1,186.2 million, as compared with $1,183.7 million at June 26, 2021.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of June 25, 2022.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of June 25, 2022.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of June 25, 2022.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. We did not draw down any commitments under the Amended

Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $556 million as of June 25, 2022. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of June 25, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.3 million outstanding as of June 25, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.25% as of June 25, 2022, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.25% as of June 25, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to SOFR and does not require an amendment in connection with such transition. As of June 25, 2022, the applicable interest rate related to Base Rate borrowings was 5.0%, and the applicable interest rate related to one-month LIBOR-based borrowings was 2.9%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended June 25, 2022.

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

Summarized Statements of Operations
	Nine Months Ended		Fiscal Year Ended
	June 25, 2022		September 25, 2021
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$634,181	$1,738,486	$908,599	$2,142,925
Gross profit	$146,457	$559,947	$205,837	$686,332
Income from operations	$2,289	$212,717	$4,382	$229,961
Equity in earnings of Guarantor subsidiaries	$163,588	$—	$183,122	$—
Net income (loss)	$(31,435)	$163,588	$(45,596)	$183,122

Summarized Balance Sheet Information
	As of		As of
	June 25, 2022		September 25, 2021
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$468,665	$968,644	$670,030	$733,132
Intercompany receivable from Non-guarantor subsidiaries	294,560	61,648	229,795	61,633
Other assets	3,080,775	2,407,481	2,896,162	2,399,165
Total assets	$3,844,000	$3,437,773	$3,795,987	$3,193,930

Current liabilities	$160,538	$308,367	$185,996	$298,039
Long-term debt	1,185,421	—	1,184,024	—
Other liabilities	1,401,475	217,895	1,272,798	151,011
Total liabilities	$2,747,434	$526,262	$2,642,818	$449,050

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 25, 2022.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer, have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2022. There were no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 25, 2022 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 27, 2022 - April 30, 2022	161,514	(2) (3)	$41.64	137,424	$100,000,000
May 1, 2022 - May 28, 2022	237,535	(2) (3)	$40.83	233,566	$100,000,000
May 29, 2022 - June 25, 2022	173,026	(2) (3)	$40.30	171,104	$100,000,000
Total	572,075		$40.90	542,094	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 25, 2022, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 0.6 million shares remaining under our Equity Dilution Authorization as of June 25, 2022.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.1*	Amendment No. 1 dated June 6, 2022 to Employment Agreement effective March 1, 2011 between the Company and George Yuhas.	8-K/A			6/7/2022

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 4, 2022

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)