Form 10-K
period 2022-09-24
CENTRAL GARDEN & PET CO
filed 2022-11-22
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2022
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
Large accelerated filer      ☒    Accelerated filer      ☐        Non-accelerated filer     ☐
Smaller reporting company     ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 26, 2022, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $438.2 million, $1.7 billion and $86 thousand, respectively.
At November 11, 2022, the number of shares outstanding of the registrant’s Common Stock was 11,266,889 and the number of shares outstanding of Class A Common Stock was 41,252,435. In addition, on such date, the registrant had outstanding 1,602,374 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 24, 2022

i

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
•high inflation, a potential recession and other adverse macro-economic conditions;
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

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group Lawn Care Consumer Insights, October 2022; 2021 National Gardening Survey; Packaged Facts Home and Garden Pesticides, December 2020; The Freedonia Group Outdoor Living Products, May 2021; Packaged Facts Lawn and Garden Consumables, December 2020; Packaged Facts U.S. Pet Market Outlook, 2022-2023, March 2022; Packaged Facts Pet Market Sizing Spreadsheet, August 2022; Packaged Facts Pet Stores and Pet Specialty Retailing, August 2022; Packaged Facts Durable Dog and Cat Pet Care Products, May 2022; American Pet Products Association (APPA) National Pet Owners Survey 2021-22; IBIS World Industry Report 45391 Pet Stores in the U.S., April 2019; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
TRADEMARKS, SERVICE MARKS AND TRADE NAMES
We own or have rights to use trademarks, service marks and trade names in connection with the operation of our business. In addition, our names, logos and website names and addresses are or include our service marks or trademarks. Other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners. Some of the trademarks, service marks and trade names referred to in this Form 10-K may be listed without the ® or ™ symbols, but the absence of such symbols does not indicate whether or not they are registered. We will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.
iii

PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a market leader in the garden and pet industries in the United States. For over 40 years, Central has proudly nurtured happy and healthy homes by bringing innovative and trusted solutions to consumers and customers. We manage our operations through two reportable segments: Pet and Garden.
Our Pet segment includes dog and cat supplies such as dog treats and chews, toys, pet beds and grooming products, waste management and training pads, pet containment; supplies for aquatics, small animals, reptiles and pet birds including toys, cages and habitats, bedding, food and supplements; products for equine and livestock, animal and household health and insect control products; live fish and small animals as well as outdoor cushions. These products are sold under brands such as Aqueon®, Cadet®, Comfort Zone®, Farnam®, Four Paws®, K&H Pet Products® ("K&H"), Kaytee®, Nylabone® and Zilla®.
Our Garden segment includes lawn and garden consumables such as grass seed, vegetable, flower and herb packet seed; wild bird feed, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers and live plants. These products are sold under brands such as Amdro®, Ferry-Morse®, Pennington® and Sevin®.
The following charts indicate each class of similar products that represented approximately 10% or more of our consolidated net sales and the percentage of net sales represented by each segment in fiscal 2022.

Strategy
Our Central to Home strategy reinforces our unique purpose to nurture happy and healthy homes and our ambition to lead the future of the pet and garden industries. Our objective is to grow net sales, operating income and cash flows by developing new products, increasing market share, acquiring businesses and working in partnership with our customers to grow the categories in which we participate. We run our business with a long-term perspective, and we believe the successful delivery of our strategy will enable us to create long-term value for all our stakeholders. To achieve our objective, we plan to capitalize on our competitive strengths and favorable industry trends by executing on five key strategic pillars to drive long-term growth:
Consumer: Build and Grow Brands that Consumers Love
To grow, we are seeking to develop more differentiated new products and reinvest some of our annual cost savings in brand building and demand creation to help us drive sustainable organic growth and build market share. We continuously strive to get a deeper understanding of our consumers, including what products and features they desire and how they make their purchasing decisions. We are investing in consumer insights, data analytics and research and development to achieve our innovation goals with a strong pipeline of new products. We recognize that consumers are increasingly researching, as well as buying products online. Therefore, we are advancing our digital capabilities. One key area is in marketing communication where we are working to better reach consumers at key points in their path to purchase with advanced capabilities in precision marketing, search engine optimization and social listening, to name a few. We are seeing promising early marketing campaign results driving accelerated growth and share gains across several brands, including our Pennington "Smart from The Start" and Kaytee "All for the Small" campaigns.

Customer: Win with Winning Customers and Channels
We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded and private label products for our customers as well as distribute third-party brands that give our retail partners a breadth of selection from premium to value products. Recent trends have shown that eCommerce channels, including pure-play, omnichannel and direct-to-consumer, are the preferred solutions for today's convenience-oriented consumers. To address the changing consumer landscape, we are building out our digital and eCommerce capabilities while also ensuring we have the right policies, products and programs to allow all channels to compete effectively. Concurrently, we are optimizing our supply chain for high-demand eCommerce items to ensure customer and consumer availability requirements are met at optimal cost. Finally, we are also investing in sales planning, net revenue management and price pack architecture.
Central: Fortify the Central Portfolio
We are managing each business differentially, based on clearly articulated strategies that define the role of each business within our portfolio. We have assessed the profitability and growth potential of each of our businesses. All businesses have clear roles in the portfolio and a strategy that is consistent with that role. Some of our businesses are managed to optimize top-line growth, whereas others are more focused on reducing costs and maximizing operating income.
We are building out our portfolio in attractive, broadly defined pet and garden markets. We are supplementing our organic growth with acquisitions and joint ventures. Our M&A priorities are to build scale in our core pet and garden categories, enter priority adjacencies and enhance key capabilities, for example in digital and eCommerce. We generally seek growth and margin accretive, brand-focused companies with talented management teams. We are also committed to divesting businesses where we cannot find a path to profitability and have done so in the past, for example the disposal of our dog and cat food business in 2020.
Central Ventures, our venture fund which we established in 2020, further supports our M&A strategy. Our objective is to partner with leading entrepreneurs and innovators in the garden and pet industries and leverage our experience and capabilities to accelerate growth. The fund is primarily focused on three emerging growth areas across the pet and garden industries: sustainability, health and wellness, and digitally connected products and services.
Grounded in our purpose to nurture happy and healthy homes, we are working towards a more sustainable future for all. We believe we have not only the opportunity but also the responsibility to make a difference and drive positive change. Our Central Impact Strategy - focused on protecting our planet, cultivating our communities and empowering our employees - is our commitment and approach to sustainability.
Cost: Reduce Cost to Improve Margins and Fuel Growth
Optimizing our supply chain footprint is a priority as we seek to become more efficient and cost-effective. Having the right facilities in the right locations is critical to lowering costs and enabling our businesses to meet the demands of our existing and new customers. We have already consolidated some of our dog and cat treat and toy businesses and numerous garden manufacturing facilities. We recently combined our outdoor cushion business with our pet bedding business given the synergies in sourcing, manufacturing and innovation. In addition, while we value being a business-unit led company, we believe we have significant opportunities to improve our performance by driving processes and programs that allow us to align for scale and share best practices across our business units. For example, we’ve simplified our portfolio by eliminating thousands of SKUs, shifted some of our wild bird and garden controls production from co-manufacturers to our own plants and invested in automation in many of our businesses.
Culture: Strengthen Our Entrepreneurial Business-Unit Led Growth Culture
Our values, created by leaders across the Company, are the cornerstone of our culture, and they are at the root of every decision we make – we call them “The Central Way.” We believe having a strong set of values provides a foundation for employees and strengthens how we all work together. They comprise six simple values: “We do the right thing.” ”We strive to be the best.” “We are entrepreneurial.” “We win together.” “We grow every day.” and “We are passionate."
We believe our employees work at Central because they love the pet and garden categories and that creates a passionate and effective team. We strive to make Central a great place to work that embraces diversity and inclusion. In fiscal 2020, we implemented a diversity and inclusion council and introduced our diversity and inclusion strategy, which reflects our dedication to making meaningful progress in the areas where we can have the most impact including recruiting, employee education, mentorship and leadership development. Over the course of the past year, we formalized our mentorship program, designed for mid- to senior-level leaders, with a focus on women and people of color who have a desire to build their career and leadership skills. The intent is to develop strong and diverse talent in our future leaders, while fostering cross-level relationships.

In 2022, our 150 top leaders from across all business units and functions came together for the first Central Leadership Council Summit. Over the course of the Summit, we reaffirmed our conviction and ownership of our Central to Home strategy, shared best practices, celebrated accomplishments, and strengthened our winning culture.
Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our Central to Home strategy, including the following:
Broad Portfolio of Leading Brands Across Key Garden and Pet Segments
We are one of the leaders in the U.S. pet supplies market and the lawn and garden consumables market. We have a diversified portfolio of brands in both segments, many of which are among the leading brands in their respective market categories, ranging from Kaytee in pet bird and small animal, Nylabone in dog toys, Cadet in dog treats and chews, Four Paws in waste management and grooming, K&H in heated pet products, Aqueon in aquatics and Farnam in equine to Pennington in wild bird products, grass seed and fertilizer, Ferry-Morse in packet seed and Amdro in controls. The majority of our brands have been marketed and sold for more than 40 years.
Robust Financial Performance
We have demonstrated strength in our financial performance, in net sales, earnings and cash flow. Our net sales grew on average 10.2% annually over the last five years, driven by acquisitions and organic growth. Operating income grew slightly faster over the same period, 10.8% on a GAAP basis annually. We have a strong cash and liquidity position driven by a combination of capital raises and cash flow from operations which puts us in a strong position to grow further through both acquisitions and organically.
Proven Track Record of M&A
Since 1992, we have completed over 60 acquisitions to create a company of approximately $3.3 billion in net sales. These acquisitions have successfully expanded the breadth of our pet and garden portfolios. We acquired D&D Commodities Ltd. ("D&D"), a leading provider of premium bird feed in June 2021 and Green Garden Products, a leading provider of vegetable, herb and flower packet seed, seed starters and plant nutrients in February 2021. In December 2021, we acquired Hopewell Nursery, a leading live goods grower and DoMyOwn®, a leading and fast-growing online retailer of professional-grade control products.
We are a patient and disciplined value buyer, typically focused on opportunities that build scale in our core garden and pet categories or in priority adjacencies, with a recent emphasis on those that enhance key capabilities, for example in digital and eCommerce. We are open to businesses that, on top of traditional operating synergies, can leverage our expertise and capabilities and allow us to add value through our low-cost manufacturing and distribution competencies. We generally prefer to acquire brand-focused businesses with growth and margin rates above Central’s rates, with proven, seasoned management teams, who are committed to stay with the acquired business after closing. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We continually review our businesses to ensure they meet expectations and have implemented strategies to reverse sub-par performance when necessary.
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
In fiscal 2022, Bell Nursery was awarded the Home Depot Environmental Partner of the Year recognizing Bell Nursery’s commitment to sustainability and Petco recognized Central as the Companion Animal Vendor of the Year. Pet Supplies Plus acknowledged one of our leaders with the prestigious Lifetime Achievement Award at their annual Suppliers Awards meeting and our pet distribution business was awarded the 2022 Distributor of the Year Award by Petsense by Tractor Supply. In fiscal 2021, Bell Nursery was awarded Home Depot's Supplier Partner of the Year.
Walmart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2022 and 16% in fiscal 2021. Home Depot, our second largest customer, represented approximately 16%, and 15% of our total company net sales in fiscal 2022 and 2021, respectively. Lowe's, Costco and Petco are also significant customers, and together with Walmart and Home Depot, accounted for approximately 51% of our net sales in both fiscal 2022 and 2021.

Leading Manufacturing, Sales and Distribution Network
We manufacture the majority of our branded products in our network of manufacturing facilities, located primarily in the United States. In addition, some of our proprietary branded products are manufactured by contract manufacturers, including one of our registered active ingredients, (S)-Methoprene, which is manufactured by a third party under an exclusive arrangement.
We are a leading supplier to independent specialty retailers for the pet supplies market and the lawn and garden consumables market. Our sales and distribution facilities are strategically placed across the United States to allow us to service both our mass market customers as well as independent specialty retail stores, serving traditional brick & mortar but increasingly also omnichannel and pure-play retailers selling only through the internet. In addition, we operate facilities in China, Canada, the United Kingdom and Mexico. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost-efficient manner. We believe this gives us a competitive advantage over other suppliers as this network provides us with key access to independent pet specialty retail stores and retail lawn and garden customers that require two-step distribution, facilitating acquisition and maintenance of shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for new internally developed and acquired brands.
We plan to continue to utilize our team of dedicated salespeople and our sales and logistics networks to expand sales of our branded products.
Strong and Experienced Leadership Team
Our leadership team is committed to delivering value for all our stakeholders and is comprised of highly tenured professionals, combining both deep Central and consumer products industry expertise. We believe the depth and breadth of their perspectives and experiences create an optimal foundation for our entrepreneurial business-unit led growth culture and facilitates innovation, which is critical to capturing and maintaining market share.
Pet Segment
Pet Overview
We are one of the leading producers and marketers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and distribution networks in the industry, strategically supporting our brands.
Pet Industry Background
The pet industry includes food, supplies, veterinary care and non-medical services, and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and small animal categories. The pet supplies segment includes: products for dogs and cats including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet containment, grooming supplies and other accessories; products for birds, small animals and specialty pets including cages and habitats, toys, food and chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets including aquariums, terrariums, stands and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; as well as products for equine and livestock. The total annual retail sales of the pet food, treats and chews, supplies, veterinary and non-medical services and live animal industry in 2022 was estimated by Packaged Facts to have been approximately $131 billion. We expect the industry to continue to grow from that foundation. Based on Packaged Facts estimates for 2022, we estimate the annual retail sales of the pet supplies, live animal and treats and chews markets in the categories in which we participate to be approximately $30 billion.
According to Packaged Facts, the U.S. pet supplies market is highly fragmented with over 2,500 manufacturers, ranging from mostly single-category or limited-range players to approximately two dozen companies with a solid multi-category presence. The majority of these smaller companies do not have a captive sales and logistics network and rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.
The pet food and supplies industry retail channel is composed of a wide range of retailers, from national chains like Petco and PetSmart to approximately 14,000 independent pet specialty stores in addition to mass-market, online and other retailers. In the last decade, independent pet stores have suffered not only from growing online competition, but also competition from mass-market retailers expanding their pet offerings with services and private label products. Following a surge in online ordering for at-home delivery or curbside pickup during the pandemic, eCommerce growth has somewhat moderated today but continues to outpace brick-and-mortar. To counter the success of online retailers, brick-and-mortar based retailers are continuing to add veterinary and non-medical services to their offerings, such as grooming, boarding, and training, attempting to drive in-store traffic and increase profitability.

Long-Term Pet Industry Characteristics
Long term, we believe the U.S. pet supplies market will continue to grow due to favorable demographic and wellness trends tracking within Pet. During the Covid-pandemic, the pet supplies market benefited from the addition of millions of pets, the heightened focus on wellness among pet owners, the rush of online shopping and adaptability of consumers, marketers, retailers and service providers to meet every pet's healthcare needs. A 2022 Packaged Facts survey found that approximately 95% of U.S. pet owners view their pet as family. The pandemic has elevated concerns over human and pet health and wellness and almost 90% of pet owners agree that they look for products to improve their pet's health and well-being. Pet adoption has been higher among the younger generations as Gen Z adults are joining the pet owner pool, with 45% of pets now being owned by Millennials and Gen Z, which should support continued growth.
Branded Pet Products
Our principal pet supplies categories are dog and cat supplies, dog treats and chews; aquatics and reptile supplies, small animal and pet bird supplies, animal health products as well as live fish and small animals. Our Nylabone brand is one of the leading brands in dog toys and treats, Kaytee in pet birds and small animal, Farnam in equine, Aqueon in aquatics and Comfort Zone in cat calming. In addition, we operate our Arden Companies® outdoor cushion business in the Pet segment due to synergies in sourcing, manufacturing and innovation with our pet bedding business.
We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2022, we launched our new GoodGood dog supplements line with no artificial colors and only natural flavors. We also launched Nylabone Gourmet style dog chew toys, which are uniquely crafted with enticing gourmet flavor bits roasted throughout. In fiscal 2021, we launched our new Comfort Zone Opticalm™ diffuser, helping cats feel safe and happy. We also launched a patented aquarium kit with smart clean technology under our Aqueon brand. It combines the easy to clean function fish keepers need with the styling and design they want. We introduced Field+Forest by Kaytee premium small animal food, hay and hay rolls with wholesome ingredients, carefully curated from nature's fields and forests to support a healthy diet.
Over the last two years, many of our pet products have won industry awards. In fiscal 2022, Field + Forest by Kaytee Hay Bale was selected as an Editor’s Choice Winner by Pet Product News, Nylabone again won Chew Toy Product of the Year award, Kaytee NutriSoft™ was selected as winner of the Bird Food Product of the Year award and Vetrolin® Bath was selected as winner of the Shampoo Product of the Year award in the 2022 Pet Independent Innovation Awards. At SuperZoo 2022, Aqueon Stick’ems and Zilla Rapid Sense Décor won first place in the New Product Showcase award in the Aquatics and Herptile category. In fiscal 2021, Nylabone won Chew Toy Product of the Year in the 2020 Pet Independent Innovation Awards. At SuperZoo 2021, Farnam earned Top Honors in Equine for its Apple Elite electrolyte pellets. Kaytee's Superfood Treat Stick won an Editors choice award from Pet Product News International. Eight of our pet brands (Aqueon, Coralife®, Four Paws, K&H, Kaytee, Magic Coat®, Nylabone and Zilla) were recognized by Newsweek in August 2021 as America's Best Petcare Brands.
Dog and Cat. Our dog and cat category, featuring brands such as Cadet, Four Paws, Healthy Edibles®, K&H, Mikki, Nylabone, Nubz®, NutriDent® among others, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, grooming supplies and pet beds, pet containment, training and waste management solutions.
Aquatics and Reptile Supplies. We are a leading supplier of aquariums and terrariums as well as related fixtures and stands, water conditioners and supplements, water pumps and filters, sophisticated lighting systems and accessories featuring the brands Aqueon, Blagdon®, Coralife, Interpet® and Zilla.
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
Animal Health (Health & Wellness, Equine and Professional). We supply calming products under the Comfort Zone brand, dog supplements under our GoodGood brand as well as flea and tick controls under the Adams® brand. We also offer innovative products for horses in the fly control, supplements, grooming, deworming, wound care, leather care and rodenticides categories. Our portfolio of brands for equine includes Farnam, Horse Health™ Products, Vita Flex®, Just One Bite® and Rodentex™. These brands, along with sub-brands including Bronco®, Endure®, IverCare®, Horseshoer’s Secret®, Red Cell®, Sand Clear™, Super Mask® II and Vetrolin® position us as a leader in these categories. Moreover, we are a leading supplier of insect control products sold into various markets. We are the only domestic producer of (S)-Methoprene, which is an active ingredient used to control mosquitoes, flies, fleas, beetles and ants in many professional and consumer insect control applications. Our products are sold primarily under the Starbar® and Zoëcon® family of brands, as well as standalone brands such as Altosid®, Centynal™, ClariFly®IGR, Diacon®, Essentria® and Extinguish®. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus.
Live Fish and Small Animals. Segrest and SunPet are leading wholesalers of aquarium fish and plants, reptiles and small animals to pet specialty and mass merchandiser stores as well as public aquariums and research institutions.

Outdoor cushions. We sell Arden-branded outdoor cushions through major retailers, both in-store and online, and private label outdoor cushions through the largest big box stores in North America, all leveraging Arden's EverTru-branded outdoor fabric. Our OceanTex™ fabrics, developed by EverTru, are responsibly made and composed of up to 100% recycled materials, including reclaimed ocean plastic and fishing nets.
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
Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the eCommerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 11% of our Pet segment's net sales in both fiscal 2022 and 2021. Walmart, Petco, Amazon and Kroger are also significant customers.
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
These sales teams deliver our marketing strategy that is consumer, brand and channel driven. We provide value creation with a focus on innovation, product quality and performance, premium packaging, product positioning and consumer value. We collaborate closely with our customers to identify their needs, jointly develop strategies to meet those needs and deliver programs that include digital execution, print, broadcast and direct mail. We continue to invest in talent, innovation, brand building, digital capabilities and eCommerce as these play a critical role in our ambition to lead in the pet segment.
Over the last two years we have received a number of awards for marketing. In fiscal 2022, Kaytee won two packaging design awards from Graphic Design USA for Kaytee Nutrisoft and Field + Forest by Kaytee. In fiscal 2021, the National Association of Container Distributors (NACD), recognized Farnam's Vetrolin packaging with a bronze award.
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
Garden Segment
Garden Overview
We are a leader in the consumer lawn and garden consumables market in the United States and offer both premium and value-oriented branded products. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a manufacturing, sales and distribution network that strategically supports our brands.

Garden Industry Background
The garden industry includes consumables such as grass and other seeds, fertilizer, controls, live goods, wild bird products as well as soil and mulch, and durables such as landscaping and decorative products including pottery, outdoor furniture, water features, lighting, arches and trellises. The total lawn and garden consumables industry in the United States is estimated by Packaged Facts, The Freedonia Group, Numerator and internal estimates to be approximately $32 billion in annual retail sales in 2022, including grass and other seeds, fertilizer, controls, live goods, wild bird products as well as soil and mulch. We estimate the annual retail sales of the lawn and garden consumables market in the categories in which we participate to be approximately $31 billion.
The lawn and garden consumables market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands.
Long-Term Garden Industry Characteristics
The Freedonia Group expects the industry to continue to grow as lifestyle changes and shifts in demographics are creating new opportunities in gardening. The COVID-19 pandemic has impacted daily habits, with many people spending much more time at home. As such, outdoor living has become much more significant and increased the emphasis on creating a pleasant outdoor living space. A survey by Freedonia Group found that in the 12 months ending March 2021, 36% of consumers agreed that they spent more time on outdoor projects while 26% of consumers planted a food garden because of the pandemic. Among key outdoor living trends, millennials are increasingly interested in gardening as a leisure pursuit, with 70% of respondents indicating that they enjoy gardening. They have become the nation's largest group of gardeners, representing 29% of all gardeners. According to the National Association of Realtors, Millennials have become homeowners in large numbers; a shift accelerated by COVID-19, remote work and a steady increase in income. Their interest in natural and organic products is particularly benefiting products with a positive environmental profile. The Freedonia Group reports that nearly three quarters of gardeners believe that they have a personal responsibility to be environmentally friendly.
Branded Lawn and Garden Products
Our principal lawn and garden consumables product lines are grass seed, vegetable, herb and flower packet seed, wild bird products, insect control products, lawn and garden care products including fertilizers and live plants. Our Pennington brand is one of the largest in grass seed, wild bird feed and birding accessories. Ferry-Morse is a leader in vegetable, herb and flower packet seed and our Amdro brand is a leading portfolio of control products.
We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2022, we launched Pennington Smart Patch lawn products, ideal for patching bare lawn spots and thinning areas. In fiscal 2021, we relaunched Pennington Smart Seed® lawn products with patent-pending fertilizer-enhanced seed coating to speed seed establishment and promote greener grass. We also launched a variety of new bird feeders under our Pennington brand. We expanded our live plants offering with small decorated holiday products and introduced plantlings delivered directly to the consumers.
Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products. We sell these products under brands such as Amdro, Corry’s®, Daconil®, IMAGE, Knockout™, Lilly Miller®, Moss Out®, Over-N-Out®, Rootboost™ and Sevin as well as other private and controlled labels.
Grass Seed. We are a leading marketer, producer and distributor of numerous varieties and mixtures of cool and warm season grass seed for both the residential and professional markets, as well as forage and wildlife seed mixtures. We sell these products under the Pennington brand along with several sub-brands including Lawn Booster, One Step Complete®, Rackmaster®, Slopemaster®, Smart Seed, Smart Patch, The Rebels® and other brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.
Vegetable, Herb and Flower Seed. We are a leading provider of vegetable, herb and flower packet seeds and seed starters. We sell these products under the American Seed®, Ferry-Morse, Livingston®, McKenzie® Seed, Jiffy and other brand names.
Wild Bird. We are the leading producer, marketer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories. These products are sold under the Pennington, Wild Delight® and 3-D® Pet Products brands. Many of our branded wild bird mixes are treated with a proprietary blend of vitamins and minerals. For example, our Pennington brand mixes are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizers. We are a leading producer, marketer and distributor of soil supplements and stimulants. We manufacture several lines of lawn and garden fertilizers and soil supplements in granular and liquid form under the Alaska® Fish Fertilizer, Ironite®, Pennington, Superthrive® and Pro Care® brand names and other private and controlled labels.

Live Plants. With Bell Nursery and Hopewell Nursery, we are the primary supplier of superior quality flowers, trees, shrubs and other plants to Home Depot in the Northeast and mid-Atlantic regions, producing and shipping tens of millions of annuals and perennials each year, also offering items we don’t grow, such as orchids and indoor plants.
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
Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Home Depot represented approximately 33% and 33%, sales to Walmart represented approximately 28% and 26% and sales to Lowe’s represented approximately 16% and 18% of our Garden segment’s net sales in fiscal 2022 and 2021, respectively.
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
Garden Competition
The lawn and garden consumables industry is highly competitive. Our lawn and garden products compete against national, regional and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company. In addition, Spectrum Brands and S.C. Johnson & Son, Inc. are strong competitors in yard and household insecticides. Our Garden segment competes primarily based on its strong premium and value brands, quality, service, price and low-cost manufacturing. Our Garden segment’s sales and distribution network also competes with a large number of distributors, with competition based on price and service.
Seasonality
While demand for our pet supplies products, except for pest controls, is generally balanced over the year, our lawn and garden consumables business is highly seasonal with approximately two thirds of net sales occurring in our second and third fiscal quarters combined. We build inventory based on expected demand and typically fill customer orders within a few days of receipt, so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term borrowings under our revolving credit facility. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, and Note 11, Long-Term Debt, appearing later in this Form 10-K.
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

The principal raw materials required for our bird feed are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains and seed to satisfy expected production volume, we enter into contracts to purchase a portion of our expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price.
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
Patents, Trademarks and Other Proprietary Rights
We hold numerous patents in the United States and in other countries and have several patent applications pending. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous to our business, but do not regard any particular patent as essential to our operations. In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets. Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own numerous trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not.
Human Capital Management
We believe Central employees are part of our organization because they are passionate about the pet and garden industries. Every Central Team member and every job is important to our success and helping us to achieve our purpose.
As of September 24, 2022, we had approximately 7,000 employees, of whom approximately 6,400 were full-time employees and 600 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 50 employees at a facility in Puebla, Mexico, none of our employees are represented by a labor union. The attrition rate of our non-seasonal full-time and part-time workforce was 36% in fiscal 2022.
We believe that attracting, developing and retaining a diverse and inclusive workforce is an important component to our continued success. We have taken several steps to further enhance our diversity, including the creation of a diversity and inclusion council. We consider gender, nationality, ethnicity, age, educational and professional background, among other things, in our recruiting and internal promotion decisions. Women serve in several senior leadership roles, holding 39% of leadership positions (defined as Managers, Directors and Senior leaders (Vice President and above), including Senior Vice President Human Resources, General Counsel and Secretary, Chief of Staff, Senior Vice President Pet Consumer Marketing, Vice President Accounting Operations, Vice President Investor Relations, Vice President Corporate Development, Vice President Real Estate, President Segrest, General Manager Health & Wellness and Vice President Pet Specialty Sales.
We recognize financial stability is a critical component to our employees’ well-being. Our competitive compensation programs include base salary or hourly compensation for all employees. In addition, we provide an annual 401k profit-sharing bonus program and a bonus program for eligible employees which is based on the success of our businesses as measured by designated performance metrics and individual performance contributions. Another component of our overall compensation program is long-term equity which is offered through annual and individual grants. We use such long-term equity grants as a means of attracting and retaining key employees to reward performance and to give these employees a vested interest in the success of the Company. Moreover, our physical health programs, like our medical and dental coverage, help our employees to feel their best on the job and at home.
Developing our employees so that they can assume key roles within Central is an important strategic priority for us. We offer a variety of programs and resources to train and enhance the skill set of our workforce, including subsidizing college and advanced degrees for eligible employees. We also engage in regular discussions around succession planning and talent development at all levels of the Company. Our Board has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Senior Vice President Human Resources reports directly to the Chief Executive Officer and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of the management team of the target company and our ability to obtain sufficient assurance that such management will remain with Central as needed if and after we acquire the business.
We encourage and drive high standards in our safety performance by recording, reporting and investigating all incidents to root cause. In the ongoing push for progress, we set new annual safety targets and invest in our operational capabilities. In fiscal 2022, we were able to improve our recordable incident rate by 24% compared to fiscal 2021.

In February 2021, for the first time in the Company's history, Central was named as one of Forbes 2021 America’s Best Midsize Employers.
Regulatory Considerations
Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations. Such regulations are often complex and are subject to change. For example, in the United States, all pesticides must be registered with the United States Environmental Protection Agency (the “EPA”), in addition to individual state and/or foreign agency registrations before they can be sold. Fertilizer products are also subject to state Department of Agriculture registration and foreign labeling regulations. Grass and other seed are also subject to state, federal and foreign labeling regulations.
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
Environmental, Social and Governance
The long-term profitability of our business requires us to do our part to protect the planet, care for the local areas we serve, and provide our Central employees a safe, healthy and rewarding workplace. Sustainability is embedded throughout our long-term enterprise roadmap, and brought to life through our Central Impact strategy. We demonstrated our commitment to sustainability by publishing our first Central Impact Report in fiscal 2022. This inaugural report provides detailed information on our Central Impact strategy, our focus areas - protecting our planet, cultivating our communities and empowering our employees, and we have set goals in 10 critical areas - energy & greenhouse gases, water, waste, biodiversity, philanthropy, employee volunteering, product stewardship, health & safety, diversity & inclusion, learning & development - and our progress and examples of our commitment in action. The report can be found on our website www.central.com.
Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 21, 2022.

Name	1	Age	Position
William E. Brown		81	Chairman of the Board
Timothy P. Cofer		54	Chief Executive Officer
John E. Hanson		57	President, Pet Consumer Products
Nicholas Lahanas		54	Senior Vice President, Chief Financial Officer
J.D. Walker		64	President, Garden Consumer Products
Joyce McCarthy		53	General Counsel and Secretary
William E. Brown. Mr. Brown has been our Chairman since October 2019, having also served in this capacity from 1980 to 2018. From 1980 to June 2003 and from October 2007 to February 2013, he served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

Timothy P. Cofer. Mr. Cofer became our Chief Executive Officer in October 2019. He is a 30-year veteran of the Consumer Products industry. Most recently, from 2016 to 2019 he served as Executive Vice President and Chief Growth Officer of Mondelez International. Previously he served as Executive Vice President and President of Asia Pacific, Eastern Europe, Middle East & Africa of Mondelez, Inc. Prior to that, Mr. Cofer served in senior-level operating roles at Kraft Foods, Inc., including Executive Vice President and President of European Region, President of Oscar Mayer Foods and President of Kraft Pizza Company.
John E. Hanson. Mr. Hanson became our President of Pet Consumer Products in August 2019 after serving as a board member during portions of 2018 and 2019. From 2015 to 2017, he served as Chief Executive Officer of Oasis Brands, Inc. Beginning in 2013, Mr. Hanson consulted for consumer products companies in the areas of strategy, operations and mergers and acquisitions. Prior to that, he had over 16 years of experience at ConAgra, where he served in a variety of senior-level roles including President of its Frozen Foods Division from 2008 to 2012 and Senior Vice President in Sales from 2006 to 2008.
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
Joyce McCarthy. Ms. McCarthy became our General Counsel and Secretary in April 2022. From 2018-2022, she served as General Counsel & Secretary for Ferrara Candy Company where she oversaw all legal and compliance matters for the company. From 2002 to 2018, Ms. McCarthy held several key legal roles at Colgate-Palmolive Company, including four years as General Counsel of Hill’s Pet Nutrition, Inc., Colgate’s global pet food division. Prior to joining Colgate, Ms. McCarthy was an associate at Davis Polk & Wardwell and served as a law clerk to a U.S. District Court judge in the Southern District of New York.
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

Risks Affecting our Business

Inflation, rising interest rates, economic uncertainty, including a potential recession, and other adverse macro-economic conditions may harm our business.
Our revenues and margins are dependent on various economic factors, including rates of inflation, interest rates, the potential of an upcoming economic recession, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact consumer spending. During both fiscal 2021 and fiscal 2022, we experienced high levels of inflation resulting in significant cost increases in many parts of our business, including input costs, labor costs, and fuel costs. We expect the inflationary environment to continue during fiscal 2023 and some economist predict that the U.S. economy may enter an economic recession. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence and purchasing weakens, we may experience organic sales declines and gross margin and operating income declines.

High energy prices could adversely affect our operating results.
During fiscal 2021 and fiscal 2022, energy prices increased substantially and have remained elevated, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our products, and may continue to rise during fiscal 2023. Continued high energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

A decline in consumers’ discretionary spending or a change in consumer preferences during economic downturns could reduce our sales and harm our business.
Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including the current inflationary environment, rising interest rates, the potential for an upcoming economic recession, other general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in consumer discretionary spending during the economic downturn could reduce our sales and harm our business. Unfavorable economic and market conditions may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.
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
The outbreak of the global COVID-19 pandemic in fiscal 2020 has impacted our day-to-day operations and the operations of the vast majority of our customers, suppliers, and consumers. While the availability and accessibility of vaccines and boosters in the U.S. reduced the impact of COVID-19 in fiscal 2022, COVID-19 and its new variants may continue to affect how we and our customers are operating our businesses and overall demand for our products.

We have experienced varying impacts to our Garden and Pet businesses due to COVID-19. Many of our product categories in both Pet and Garden benefited from increased pet adoption during the pandemic and stay at home orders and remote working that positively impacted demand for our products. We have also seen an increase in demand in the eCommerce channel.
The pandemic and increase in demand for our products created operational challenges for our distribution network and impacted our ability to meet our normal fill rate standards. Our supply chain was also impacted by the rapid increase in demand, and we experienced increased operational and logistics costs. During fiscal 2022, we increased inventories to mitigate the impact of supply chain shortages and improve fill rates, which increased carrying costs. We may experience additional disruptions in our supply chain if the pandemic worsens, though we cannot reasonably estimate the potential impact or timing of those events.
As fiscal 2022 progressed, the impact of the pandemic lessened and high inflation continued, negatively impacting consumer purchasing behavior and resulting in higher levels of inventory at our customers and at Central. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Our operating results and cash flow are susceptible to fluctuations.
We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:
•high inflation and the ability to take pricing actions to mitigate high input costs, including for commodities;
•the uncertain macro-economic environment, including rising interest rates and a potential recession, and the impact either could have on consumer discretionary spending;
•seasonality and adverse weather conditions;
•fluctuations in prices of commodity grains and other input costs;
•supply chain and sourcing disruptions, including due to the COVID-19 pandemic and the volatile geopolitical environment;
•shifts in demand for lawn and garden and pet products;
•changes in product mix, service levels, marketing and pricing by us and our competitors;
•the effect of acquisitions; and
•the strength of our relationships with key retailers and their buying patterns and economic stability.
These fluctuations could negatively impact our business and the market price of our common stock.

We are in the process of implementing our Central to Home strategy, which could result in increased expenses over the next few years.
After we embarked on a company-wide strategic review led by our Chief Executive Officer, we developed our Central to Home strategy, which consists of a comprehensive series of organizational and operational initiatives intended to build and grow our consumer brands, create a leading eCommerce platform and strengthen our relationships with key customers, drive a strong portfolio strategy, reduce costs to improve margins and fuel growth and strengthen our entrepreneurial, business unit-led growth culture. We expect to continue to implement these initiatives over the next several years. We anticipate continuing to incur substantial costs relating to this strategy in each of the next several years. There can be no assurance that we will be able to successfully execute our Central to Home strategic initiatives or that we will be able to do so within the anticipated time period. During the process of implementation, we will be making substantial investments in our business and will incur substantial transitional costs. These investments and transitional costs may adversely affect our operating results.

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
Fiscal 2022 brought historic levels of inflation and reduced supply of certain grains due to the war in Ukraine, which drove up costs for bird feed and grass seed. In both fiscal 2021 and fiscal 2022, we experienced increasing inflationary costs in key commodities (e.g., sunflower, milo and millet). Although we were able to negotiate further price increases in fiscal 2022 with our retailers, it is possible that price increases may not fully offset continued high costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of continued high costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products. The same shift in consumer behavior could adversely affect our business in other product categories which experience substantial price increases.

Supply chain delays and interruptions may result in lost sales, reduced fill rates and service levels and delays in expanding capacity and automating processes.
The COVID-19 pandemic and the rapid increase in demand for our products created operational challenges for our distribution network which impacted our service and fill rates and resulted in lost sales. In fiscal 2020 and fiscal 2021, the increased demand for our products challenged our supply chain and our ability to procure and manufacture enough product to meet the high levels of demand. As fiscal 2022 progressed, demand for our products stabilized as did the availability of materials and labor, while inflation rose at unprecedented levels, resulting in increased costs for key commodities, materials, labor and freight.
We may experience additional disruptions in our supply chain, whether due to the ongoing COVID-19 pandemic or the volatile geopolitical environment, which would impact our ability to procure the materials needed for manufacture or our ability to ship our products to our customers. We cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.

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
The federal government and many state governments have increased restrictions on the importation of pet birds and the supply of small animals. These restrictions have resulted in reduced availability of new pet birds and small animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions become more severe, or similar restrictions become applicable to pet fish, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of avian flu. A significant outbreak in the United States would reduce demand for our pet and wild bird food and negatively impact our financial results.
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
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2022, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, heavy rains, water shortages or floods. During fiscal 2022, we experienced unfavorable weather during the peak garden season, which adversely impacted our Garden sales. Unfavorable weather in the future could have a significant adverse effect on the sales and profitability of our lawn and garden business.

We depend on a few customers for a significant portion of our business.
Walmart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2022, 16% in fiscal 2021 and 17% in fiscal 2020. Home Depot, our second largest customer, represented approximately 16%, 15% and 13% of our total company net sales in fiscal 2022, 2021 and 2020, respectively. Lowe's, our third largest customer, represented approximately 8%, 9% and 10% of our total company net sales in fiscal 2022, 2021 and 2020, respectively. Costco and Amazon are also significant customers, and together with Walmart, Home Depot and Lowe's accounted for approximately 51% of our net sales in fiscal 2022. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
During the former presidential administration, the United States imposed a series of tariffs, ranging from 5% to 25%, on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. Less than 10% of the products that we sell are manufactured in China. If the United States continues the China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, or other countries, and imported into the United States could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

We may be adversely affected by trends in the retail industry.
Our retailer customers have continued to consolidate, resulting in fewer customers on which we depend for business. These key retailers are increasingly large and sophisticated with increased buying power and negotiating strength who are more capable of resisting price increases and who can demand lower pricing. Our business may be negatively affected by changes in the policies of our key retailers, such as limitations on access to shelf space, price demands and other conditions. In addition, large retailers have the scale to develop supply chains that permit them to operate with reduced inventories. Consequently, our customers have been implementing inventory destocking and making purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers, such as Walmart's decision to exit the live fish business in 2019, can also have a significant impact on our business. Additionally, some retailers are increasing their emphasis on private label products. These retailers may also in the future use more of their shelf space, currently used for our products, for their store brand products. While we view private label as an opportunity and supply many private label products to retailers, we could lose sales in the event that key retailers replace our branded products with private label product manufactured by others.
We sell our products through a variety of trade channels with a significant portion dependent upon key retailers, through both traditional brick-and-mortar retail channels and eCommerce channels, including Amazon. The eCommerce channel continues to grow rapidly. To the extent that the key retailers on which we depend lose share to the eCommerce channel, we could lose sales. We continue to make additional investments to access this channel more effectively, but there can be no assurances that any such investments will be successful. If we are not successful in developing and utilizing eCommerce channels that consumers may prefer, we may experience lower than expected revenues.
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

If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our results of operations and financial condition could be negatively impacted.
Our ability to manage our inventory levels to meet our customers’ demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments, and inventory levels. To mitigate the adverse impact of supply chain disruptions on our fill rates, we increased our inventory levels significantly during fiscal 2022. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, and/or working capital, hinder our ability to meet customer demand, result in loss of customers, or cause us to incur excess and obsolete inventory charges.

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
We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue and resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in the Pet segment are Spectrum Brands, Hartz Mountain, Mars, Inc. and the J.M Smucker Co., and our largest competitors in the Garden segment are Scotts Miracle-Gro, Spectrum Brands and S.C. Johnson.
To compete effectively, among other things, we must:
•develop and grow brands with leading market positions;
•maintain or grow market share;
•maintain and expand our relationships with key retailers;
•effectively access the growing eCommerce channel;
•continually develop innovative new products that appeal to consumers;
•implement effective marketing and sales promotion programs;
•maintain strict quality standards;
•deliver products on a reliable basis at competitive prices; and
•effectively integrate acquired businesses.
Competition could lead to lower sales volumes, price reductions, reduced profits, losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

We continue to implement enterprise resource planning information technology systems.
We are incurring costs associated with designing and implementing enterprise resource planning (ERP) software systems with the objective of gradually migrating our businesses to one or the other of two systems. The choice of which is to be used for each business is dependent on the needs of the business unit. These two systems are expected to replace numerous accounting and financial reporting systems, most of which have been obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 43 to 12. Capital expenditures for our enterprise resource planning software systems for fiscal 2023 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.

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
We outsource a portion of our manufacturing requirements to third-party manufacturers located in China. This subjects us to a number of risks, including: the impact of Chinese public health and contamination risks on manufacturing; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened by changes in the U.S. government's trade policies, including the continuation of tariffs on goods imported from China or the imposition of any new tariffs. Because we rely on Chinese third-party manufacturers for a significant portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.

Deterioration in operating results could prevent us from fulfilling our obligations under the terms of our indebtedness or impact our ability to refinance our debt on favorable terms as it matures.
We have, and we will continue to have, significant indebtedness. As of September 24, 2022, we had total indebtedness of approximately $1.2 billion. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:
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
In addition, since our credit facility bears interest at variable rates, a further increase in interest rates or interest rate margins as defined under our credit agreement will create higher debt service requirements, which would adversely affect our cash flow.

Risks Relating to Acquisitions

Our acquisition strategy involves a number of risks.
We are regularly engaged in acquisition discussions with other companies and anticipate that one or more potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to actively pursue them. Acquisitions involve a number of special risks, including:
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

During fiscal 2022, 2021 and 2020, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and estimates of market growth or decline for future years. There were no impairment losses recorded in fiscal years 2020, 2021 and 2022.
In connection with our annual goodwill impairment testing performed during fiscal years 2022, 2021 and 2020, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the quantitative goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no quantitative testing of goodwill was required.

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
We consider our trademarks to be of significant importance in our business. Although we devote resources to the prosecution, protection and enforcement of our trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent infringement of our trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged infringement of their trademarks and proprietary rights. There can be no assurance that future litigation will not be necessary to enforce our trademarks or proprietary rights or to defend ourselves against claimed infringement or the rights of others. Any future litigation of this type could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights could also harm our business and sales through reduced demand for our products and reduced revenues.

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
We are a party to litigation alleging that the applicator developed and used by us for certain of our branded topical flea and tick products infringes a patent held by Nite Glow Industries, Inc. and asserting claims for breach of contract and misappropriation of confidential information. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million, which was reduced to $12.4 million. We filed our notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. We intend to vigorously pursue our defenses in the future proceedings and believe that we will prevail on the merits as to the head start damages issue. While we believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to us in excess of management's expectations.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personally identifiable information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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
We may decide or be required to issue, including upon the exercise of any outstanding stock options, or in connection with any acquisition made by us, additional shares of our common stock or Class A common stock that could dilute the value of our common stock or Class A common stock and may adversely affect the market price of our common stock or Class A common stock.

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
As of September 24, 2022, William E. Brown, our founder, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.
Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock, 3,000,000 shares of our Class B common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the additional shares of nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it would have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of preferred stock could, depending on the rights and privileges designated by the board with respect to any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our Class B common stock, and the ability of the board to issue stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate 45 manufacturing facilities totaling approximately 6.7 million square feet and 66 sales and distribution facilities totaling approximately 6.0 million square feet. Most sales and distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and distribution center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.
In addition to the manufacturing and sales and distribution facilities, the Garden segment leases approximately 270 acres of land in Oregon, New Jersey and Virginia used in its grass seed and live plant operations and owns approximately 574 acres of land in Virginia, North Carolina, Maryland, Ohio, New Jersey and Kentucky used in its live plant operations. The Pet segment leases approximately 80 acres of land in Florida to support its live fish operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time to optimize our manufacturing and distribution footprints. We lease 21 of our manufacturing facilities and 52 of our sales and logistics facilities. These leases generally expire between fiscal years 2023 and 2034. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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
As of November 11, 2022, there were approximately 72 holders of record of our common stock, approximately 385 holders of record of our Class A nonvoting common stock and 3 holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 30, 2017 to September 24, 2022 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.
Total Return Analysis

	9/30/2017	9/29/2018	9/28/2019	9/26/2020	9/25/2021	9/24/2022
Central Garden & Pet Company	$100.00	$92.79	$76.18	$97.32	$120.16	$96.91
NASDAQ Composite	$100.00	$125.17	$124.88	$173.31	$240.72	$175.22
Dow Jones US Nondurable Household Products	$100.00	$97.66	$143.21	$164.90	$171.41	$164.41

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 24, 2022 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 26, 2022 – July 30, 2022	304,405	(2)	$40.35	304,405	$100,000,000
July 31, 2022 – August 27, 2022	73,001	(2) (3)	41.05	69,350	100,000,000
August 28, 2022 – September 24, 2022	121,614	(2)	36.42	121,614	100,000,000
Total	499,020		$39.50	495,369	$100,000,000	(4)

(1)In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 24, 2022, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 0.1 million shares remaining under our Equity Dilution Authorization as of September 24, 2022.

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years ended September 24, 2022 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$3,338,588	$3,303,684	$2,695,509	$2,383,010	$2,215,362
Cost of goods sold	2,346,283	2,332,783	1,898,951	1,678,969	1,539,986
Gross profit	992,305	970,901	796,558	704,041	675,376
Selling, general and administrative expenses (2)	732,269	716,405	598,581	551,973	508,040
Operating income	260,036	254,496	197,977	152,068	167,336
Interest expense, net (3)	(57,534)	(58,182)	(39,989)	(33,060)	(36,051)
Other income (expense) (4)	(3,596)	(1,506)	(4,250)	243	(3,860)
Income before income taxes and noncontrolling interest	198,906	194,808	153,738	119,251	127,425
Income tax expense (5)	46,234	42,035	32,218	26,604	3,305
Income including noncontrolling interest	152,672	152,773	121,520	92,647	124,120
Net income (loss) attributable to noncontrolling interest	520	1,027	844	(139)	526
Net income attributable to Central Garden & Pet	$152,152	$151,746	$120,676	$92,786	$123,594
Net income per share attributable to Central Garden & Pet:
Basic	$2.86	$2.81	$2.23	$1.63	$2.39
Diluted	$2.80	$2.75	$2.20	$1.61	$2.32
Weighted average shares used in the computation of income per share:
Basic	53,220	53,914	54,008	56,770	51,716
Diluted	54,425	55,248	54,738	57,611	53,341
Other Data:
Depreciation and amortization	$80,948	$74,727	$55,359	$50,828	$47,199
Capital expenditures	$115,205	$80,333	$43,055	$31,577	$37,845
Cash (used) provided by operating activities	$(34,030)	$250,844	$264,273	$204,974	$114,112
Cash used in investing activities	$(142,983)	$(899,359)	$(48,106)	$(76,263)	$(140,882)
Cash (used) provided by financing activities	$(66,815)	$420,475	$(60,560)	$(110,765)	$474,783

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020	September 28, 2019	September 29, 2018
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$177,442	$426,422	$652,712	$497,749	$482,106
Working capital	$1,087,962	$1,021,338	$1,085,021	$1,028,668	$1,004,334
Total assets (6)	$3,282,002	$3,116,680	$2,339,364	$2,025,020	$1,907,209
Total debt (3)	$1,186,562	$1,185,764	$694,053	$693,150	$692,153
Equity (7)	$1,334,712	$1,223,541	$1,077,674	$996,177	$952,834

(1)Fiscal years 2018 through 2022 included 52 weeks.
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
(7)During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.

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
In fiscal 2022, our consolidated net sales were $3.3 billion, of which our Pet segment, or Pet, accounted for approximately $1.9 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2022, our operating income was $260 million consisting of income from our Pet segment of $209 million, income from our Garden segment of $154 million and corporate expenses of $103 million .
Fiscal 2022 Financial Highlights

Financial summary:
•Net sales for fiscal 2022 increased $34.9 million, or 1.1%, to $3,339 million. Our Pet segment sales decreased 0.9%, and our Garden segment sales increased 3.7%.
•Organic net sales declined 3.3%, due primarily to a 6.8% decline in our Garden segment.
•Gross profit for fiscal 2022 increased $21.4 million, or 2.2%, to $992.3 million. Gross margin improved 30 basis points in fiscal 2022 to 29.7%, from 29.4% in fiscal 2021.
•Our operating income increased $5.5 million, or 2.2%, to $260.0 million in fiscal 2022, and as a percentage of net sales improved to 7.8% from 7.7% in fiscal 2021.
•Net income for fiscal 2022 was $152.2 million, or $2.80 per share on a diluted basis, compared to net income in fiscal 2021 of $151.7 million, or $2.75 per share on a diluted basis.

COVID-19 Impact

Central has been impacted by COVID-19 in a number of ways, including increased demand and sales in fiscal 2020 and 2021. The increased demand for our products challenged our supply chain and our ability to procure and manufacture enough product to meet the high levels of demand. Our supply chain experienced disruptions and delays which resulted in increased operational and logistics costs. At some of our facilities, we have experienced reduced productivity and increased employee absences. The pandemic and related increase in demand created operational challenges which impacted our service and fill rates.
Our manufacturing facilities and distribution centers are currently open and operational. To mitigate the impact of supply constraints of commodity, materials, freight and labor and extended inventory transit times and the resulting impact on our service and fill rates, we increased inventory levels in fiscal 2022 and our service and fill rates significantly improved in fiscal 2022. We continue to face high inflation in commodities, materials, labor and freight and the limited availability of labor. We have instituted significant pricing actions to mitigate the impact of the current inflationary environment although inflationary pressures continue to result in significant increases in costs for commodities, materials, labor and freight. Recently, inflation and global economic conditions have impacted consumer purchasing behavior resulting in higher inventory levels at our retail customers and at Central.
We may experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. While vaccination efforts and the easing of government restrictions have signaled an improving public health environment, there remain concerns about COVID variants and the coming flu season, and the timing of a full recovery remains uncertain. The ultimate effect of the COVID-19 pandemic and the current high inflation environment on consumer behavior is unclear. Forecasting and planning remain challenging in the current environment and will continue to be challenging with public health concerns and inflationary cost pressures expected to continue into fiscal year 2023.
We believe we have sufficient liquidity to satisfy our cash needs with our cash and revolving credit facility as we manage through the current economic and health environment. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.

Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.3	70.6	70.4
Gross profit	29.7	29.4	29.6
Selling, general and administrative	21.9	21.7	22.2
Operating income	7.8	7.7	7.4
Interest expense, net	(1.7)	(1.8)	(1.5)
Other expense, net	(0.1)	—	(0.2)
Income taxes	1.4	1.3	1.2
Net income	4.6%	4.6%	4.5%

Fiscal 2022 Compared to Fiscal 2021
Net Sales
Net sales for fiscal 2022 increased $34.9 million, or 1.1%, to $3,338.6 million from $3,303.7 million in fiscal 2021, due primarily to the impact of recent acquisitions in our Garden segment. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, decreased $108.1 million, or 3.3% in fiscal 2022. Generally, in both operating segments, volume declines were only partially offset by increased prices we implemented in response to high inflation. Our branded product sales, which include products we produce under Central brand names and products we produce under third-party brands, increased $53.8 million to $2.6 billion, and sales of other manufacturers’ products decreased $18.9 million to $730 million. Sales of branded products represented 78% of our net sales in fiscal 2022 compared with 77% in fiscal 2021. Sales of other manufacturers' products represented the balance of our net sales.

The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented:

Category	2022		2021		2020
	(in millions)
Other garden products	$865.3		$876.6		$491.7
Other pet products	765.9		767.0		821.1
Other manufacturers' products	730.2		749.1		600.7
Dog & cat products	542.9		570.9		502.1
Wild bird	434.3		340.1		—	(1)
Controls & fertilizer products	—	(1)	—	(1)	279.9
Total	$3,338.6		$3,303.7		$2,695.5
(1) The product category was less than 10% of our consolidated net sales in the period.

Pet net sales decreased $16.8 million, or 0.9%, to $1,878.1 million in fiscal 2022 from $1,894.9 million in fiscal 2021. Net sales in the prior year included $3.9 million of sales from the Breeder’s Choice business we sold in December 2020. Organic net sales decreased $12.9 million, or 0.7%, as compared to the prior year. The decline in organic sales was due primarily to a volume-based sales decrease in our private label pet bed business attributable primarily to SKU rationalization and listing losses as we exited some profit-challenged product lines. Additionally, both aquatics and live fish had sales declines. The declines were partially offset by price driven increases in our dog and cat treats and toy business, outdoor cushion business and animal health business. Pet branded sales decreased $25.9 million, and sales of other manufacturers' products increased $9.1 million.

Garden net sales increased $51.7 million, or 3.7%, to $1,460.5 million in fiscal 2022 from $1,408.8 million in fiscal 2021. The sales increase was due to our fiscal 2021 acquisitions of DoMyOwn, Hopewell Nursery, Green Garden Products and D&D Commodities, which contributed $146.9 million of non-organic sales partially offset by an organic sales decrease of $95.2 million, or 6.8%. The organic sales decrease was due primarily to unfavorable weather and changing consumer and retailer buying patterns in response to high inflation and recessionary pressures. Most of our garden businesses had decreased sales, most notably in our chemical and controls business and in our sales of other manufacturers’ products, with the exception of wild bird feed which benefited from price increases taken to offset significant commodity inflation. Garden branded sales increased $79.7 million while sales of other manufacturers' products decreased $28.0 million.
Gross Profit
Gross profit in fiscal 2022 increased $21.4 million, or 2.2%, to $992.3 million from $970.9 million in fiscal 2021. Gross margin improved 30 basis points to 29.7% in fiscal 2022 from 29.4% in fiscal 2021. Garden drove the increase in gross profit and gross margin but both segments were impacted by the rapidly increasing cost environment. We have implemented significant price increases that positively impacted our fiscal 2022 results and intend to continue to seek further price increases to help offset the rising costs, but we do not anticipate we will be able to fully offset the expected cost pressures in fiscal 2023.
In the Pet segment, gross profit and margin were relatively flat due primarily to increased commodity, freight and labor costs and a volume decline in our pet bedding business, partially offset by price increases taken to combat inflation. In the Garden segment, the improved gross profit and margin were due primarily to price increases and the favorable impact of our fiscal 2021 acquisitions, which included the impact of purchase accounting in fiscal 2021, partially offset by increased commodity, freight and labor costs, most notably in our chemical and controls business, which was also impacted by volume declines.
Selling, General and Administrative

Selling, general and administrative expenses increased $15.9 million, or 2.2%, from $716.4 million in fiscal 2021 to $732.3 million in fiscal 2022. As a percentage of net sales, selling, general and administrative expenses increased from 21.7% in fiscal 2021 to 21.9% in fiscal 2022; both the Garden segment and corporate contributed to the increased percentage. Selling, general and administrative expense increased due primarily to the four fiscal 2021 acquisitions in our Garden segment including the amortization of the intangible assets resulting from purchase accounting, which did not have a full 12 months of expense in the prior year, and increased corporate expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Selling and delivery expense decreased $5.6 million, or 1.5%, to $358.1 million in fiscal 2022 and decreased as a percentage of net sales from 11.0% in fiscal 2021 to 10.7% in fiscal 2022. The decrease in selling and delivery expense was due primarily to a customer change from store delivery to warehouse pick-up, and a lower product volume delivered, partially offset by the increased expense related to the four fiscal 2021 acquisitions.

Warehouse and administrative expense increased $21.5 million, or 6.1%, to $374.2 million in fiscal 2022 and increased as a percentage of net sales to 11.2% in fiscal 2022 from 10.7% in fiscal 2021. The increased expense was driven by the addition of our four fiscal 2021 acquisitions in the Garden segment and increased rent expense at several facilities. Corporate expenses increased $10.3 million due primarily to growth in headcount, resulting in increased payroll costs, and increased third-party spend as we increased our investment in implementing our Central to Home strategy and to increased non-cash equity compensation. These increases were partially offset by lower variable compensation expense.

Operating Income
Operating income increased $5.5 million, or 2.2%, to $260.0 million in fiscal 2022 from $254.5 million in fiscal 2021. Our operating margin was 7.8% in fiscal 2022, increasing from 7.7% in fiscal 2021. Increased sales of $34.9 million and a 30 basis point increase in gross margin were partially offset by increased selling, general and administrative expense. Both operating income and margin were favorably impacted by significant pricing actions taken in response to the current high inflationary environment. The near-term economic environment remains volatile and likely to have an unfavorable impact on our results as we expect our margins and results to continue to be challenged in fiscal 2023.
Pet operating income increased $0.7 million, or 0.3%, to $208.9 million in fiscal 2022 from $208.2 million in fiscal 2021. Pet operating income increased due to lower selling, general and administrative expense partially offset by a decrease in net sales. Pet operating margin improved 10 basis points due to lower selling, general and administrative expense as a percentage of net sales.

Garden operating income increased $15.2 million, or 11.0%, to $154.0 million in fiscal 2022. The increase was due to increased sales and higher gross profit partially offset by higher selling, general and administrative expenses. Garden’s operating results were positively impacted by a full year’s results from the acquisitions made in fiscal 2021, partially offset by poor weather conditions during the peak garden season. Garden operating margin improved 70 basis points to 10.5% due primarily to increased sales and an improved gross margin partially offset by higher selling, general and administrative expense as a percentage of net sales and the initial inventory-related impact of purchase accounting from our four recent acquisitions.

Corporate expenses increased $10.3 million due primarily to growth in headcount, resulting in increased payroll costs, and increased third-party spend as we increased our investment in implementing our Central to Home strategy and to increased non-cash equity compensation. These increases were partially offset by lower variable compensation expense.

Net Interest Expense

Net interest expense decreased $0.7 million, or 1.1%, from $58.2 million in fiscal 2021 to $57.5 million in fiscal 2022. In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 and used the proceeds to redeem all of our outstanding aggregate principal amount 6.125% senior notes due 2023 with the remainder for general corporate purposes. As a result of our redemption of the 2023 Notes, we recognized incremental interest expense of approximately $10.0 million in fiscal 2021. Partially offsetting the reduction from the prior year’s incremental interest expense was increased interest expense in the current year due primarily to higher average debt outstanding related to our issuance in April 2021 of $400 million aggregate principal amount of 4.125% senior notes due April 2031.
Debt outstanding on September 24, 2022 was $1,186.6 million compared to $1,185.8 million as of September 25, 2021. Our average borrowing rate for fiscal 2022 was 4.5% compared to 4.4% for fiscal 2021.
Other Expense
Other expense is comprised of income or loss from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense was $3.6 million for fiscal 2022 compared to $1.5 million for fiscal 2021, due primarily to foreign currency losses in fiscal 2022.
Income Tax
Our effective income tax rate was 23.2% for fiscal 2022 compared to 21.6% for fiscal 2021. The increase in our effective income tax rate was due primarily to a reduced tax benefit from stock compensation compared to the prior year.
Net Income and Earnings Per Share
Our net income for fiscal 2022 was $152.2 million, or $2.80 per diluted share, compared to $151.7 million, or $2.75 per diluted share, for fiscal 2021. An improvement in operating income in fiscal 2022 was partially offset by increased other expense and income taxes. Additionally, fiscal 2022 EPS was aided by a 1% decrease in diluted shares.
Fiscal 2021 Compared to Fiscal 2020
For a discussion of our results of operations in fiscal 2021 compared to fiscal 2020, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 filed with the SEC.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including adjusted EBITDA, organic sales, and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization and stock-based compensation expense (or operating income plus depreciation and amortization expense and stock-based compensation expense). We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluation. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.

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

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
		September 24, 2022	September 25, 2021
		(in thousands, except per share amounts)
Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet Company		$152,152	$151,746
Incremental expenses from note redemption and issuance	(1)		9,952
Loss on sale of business	(2)		2,611
Tax effect of incremental redemption expenses and loss on sale			(2,711)
Non-GAAP net income attributable to Central Garden & Pet Company		$152,152	$161,598
GAAP diluted net income per share		$2.80	$2.75
Non-GAAP diluted net income per share		$2.80	$2.92
Shares used in GAAP and non-GAAP diluted net income per share calculation		54,425	55,248

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

CONSOLIDATED	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 24, 2022
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Reported net sales FY 2022	$3,338.6	$146.9	$3,191.7
Reported net sales FY 2021	3,303.7	3.9	3,299.8
$ increase (decrease)	$34.9	$143.0	$(108.1)
% increase (decrease)	1.1%		(3.3)%

PET	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 24, 2022
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Reported net sales FY 2022	$1,878.1	$—	$1,878.1
Reported net sales FY 2021	1,894.9	3.9	1,891.0
$ decrease	$(16.8)	$(3.9)	$(12.9)
% decrease	(0.9)%		(0.7)%

GARDEN	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 24, 2022
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Reported net sales FY 2022	$1,460.5	$146.9	$1,313.6
Reported net sales FY 2021	1,408.8	—	1,408.8
$ increase (decrease)	$51.7	$146.9	$(95.2)
% increase (decrease)	3.7%		(6.8)%

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 24, 2022
	(in thousands)
Adjusted EBITDA Reconciliation	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$152,152
Interest expense, net	—	—	—	57,534
Other expense	—	—	—	3,596
Income tax expense	—	—	—	46,234
Net income attributable to noncontrolling interest	—	—	—	520
Sum of items below operating income	—	—	—	107,884
Income (loss) from operations	153,956	208,924	(102,844)	260,036
Depreciation & amortization	36,583	38,960	5,405	80,948
Noncash stock-based compensation			$25,817	$25,817
Adjusted EBITDA	$190,539	$247,884	$(71,622)	$366,801

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 25, 2021
	(in thousands)
Adjusted EBITDA Reconciliation	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$151,746
Interest expense, net	—	—	—	58,182
Other expense	—	—	—	1,506
Income tax expense	—	—	—	42,035
Net income attributable to noncontrolling interest	—	—	—	1,027
Sum of items below operating income	—	—	—	102,750
Income (loss) from operations	138,755	208,201	(92,460)	254,496
Depreciation & amortization	33,050	36,952	4,725	74,727
Noncash stock-based compensation			$23,127	$23,127
Adjusted EBITDA	$171,805	$245,153	$(64,608)	$352,350
Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal years 2020 through 2022, we have been adversely impacted by rising input costs related to inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizer business as well as heightened import costs such as shipping container costs and tariffs. Although our gross and operating margins increased in fiscal 2022, rising costs are making it difficult for us to further increase prices to our customers at a pace sufficient for us to maintain our margins.
In fiscal 2022, we continued to experience increasing inflationary pressure, including notable increases in costs for key commodities, materials, labor and freight. During fiscal 2021, inflation was broad-based and we saw significant increases across commodity and material costs, freight and labor. During fiscal 2020, we saw more moderate increases to commodity, labor and freight costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2022, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period.

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
Operating Activities
Net cash used in operating activities increased $284.8 million, from $250.8 million of cash provided by operating activities in fiscal 2021 to $34.0 million of cash used in operating activities in fiscal 2022. The increase in cash used was due primarily to changes in our working capital accounts, primarily an increase in inventory, driven in part by higher costs of inventory in this inflationary environment as well as management's decision to increase inventory levels to help improve fill rates and customer service adversely impacted by a challenged supply chain.
Net cash provided by operating activities decreased $13.5 million, from $264.3 million in fiscal 2020 to $250.8 million in fiscal 2021. The decrease in cash provided was due primarily to changes in our working capital accounts, primarily an increase in inventory from an intentional build-up due to the overall increased demand for our products, as compared to fiscal 2020.
Investing Activities
Net cash used in investing activities decreased $756.4 million from $899.4 million in fiscal 2021 to $143.0 million in fiscal 2022. The decrease in cash used in investing activities was due primarily to acquisition activity in the prior year. The decrease was partially offset by an increase in capital expenditures of approximately $35 million in the current year compared to the prior year and increased investments in the current year compared to the prior year. During fiscal 2021, we acquired DoMyOwn for approximately $81 million, Hopewell Nursery for approximately $81 million, Green Garden Products for approximately $571 million and D&D Commodities for approximately $88 million.
Net cash used in investing activities increased $851.3 million from $48.1 million in fiscal 2020 to $899.4 million in fiscal 2021. The increase in cash used in investing activities was due primarily to acquisition activity and an increase in capital expenditures of approximately $37 million in fiscal 2021 compared to fiscal 2020, partially offset by proceeds received from the sale of our Breeder's Choice business during the first quarter of fiscal 2021 and decreased investments in fiscal 2021 compared to fiscal 2020. During the first quarter of fiscal 2021, we acquired DoMyOwn for approximately $81 million. During the second quarter of fiscal 2021, we acquired Hopewell Nursery for approximately $81 million and Green Garden Products for approximately $571 million and in the fourth quarter of fiscal 2021, we acquired D&D Commodities for approximately $88 million.
Financing Activities
Net cash used by financing activities increased $487.3 million from $420.5 million of cash provided in fiscal 2021 to $66.8 million of cash used in fiscal 2022. The increase in cash used by financing activities during the current year was due primarily to our prior year issuance of $500 million of our 2030 Notes in October 2020 and $400 million of our 2031 Notes in April 2021, partially offset by the prior year repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuances of the 2030 Notes and 2031 Notes. We also increased open market purchases of our common stock during the current year period as compared to the prior year. During fiscal 2022, we repurchased approximately 1.4 million shares of our non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $56.2 million, or $40.79 per share, and approximately 39,000 shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $1.6 million, or $39.72 per share, in addition to $5.4 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
Net cash provided by financing activities increased $481.0 million from $60.6 million of cash used in fiscal 2020 to $420.5 million cash provided in fiscal 2021. The increase in cash provided by financing activities during fiscal 2021 was due primarily to the issuance of $500 million of our 2030 Notes in October 2020 and $400 million of our 2031 Notes in April 2021, partially offset by the repayment of our 2023

Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuances of the 2030 Notes and 2031 Notes. We also decreased open market purchases of our common stock during fiscal 2021 as compared to fiscal 2020. During fiscal 2021, the Company repurchased approximately 0.5 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $21.8 million, or $41.91 per share, in addition to $8.2 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
We expect that our principal sources of funds will be cash generated from our operations, proceeds from our debt and equity offerings, and, if necessary, borrowings under our $750 million asset backed loan facility. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million - $80 million over the next 12 months.
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
Stock Repurchases
During fiscal 2022, we repurchased approximately 1.4 million shares of our non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $56.2 million, or $40.79 per share, and approximately 39,000 shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $1.6 million, or $39.72 per share. In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 24, 2022, no repurchases had been made under the $100 million 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized us to make supplemental purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 25, 2022, we had authorization remaining to repurchase up to 0.1 million shares under our Equity Dilution Authorization.
Total Debt
At September 24, 2022, our total debt outstanding was $1,186.6 million versus $1,185.8 million at September 25, 2021.

Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). We used the net proceeds from the offering to repay all outstanding borrowings under our Amended Credit Facility, with the remainder used for general corporate purposes.
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
We may redeem some or all of the 2031 Notes at anytime, at our option, prior to April 30, 2026, at the principal amount plus a "make whole" premium. At any time prior to April 30, 2024, we may also redeem, at our option, up to 40% of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. We may redeem some or all of the 2031 Notes at our option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require us to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 24, 2022.

Issuance of $500 million 4.125% Senior Notes due 2030 and Redemption of $400 million 6.125% Senior Notes due 2023
In October 2020, we issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). In November 2020, we used a portion of the net proceeds to redeem all of our outstanding 6.125% senior notes due November 2023 (the "2023 Notes") at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder used for general corporate purposes.
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
We may redeem some or all of the 2030 Notes at anytime, at our option, prior to October 15, 2025, at a price equal to 100% of the principal amount plus a “make-whole” premium. Prior to October 15, 2023, we may redeem up to 40% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. We may redeem some or all of the 2030 Notes, at our option, in whole or in part, at any time on or after October 15, 2025 for 102.063%, on or after October 15, 2026 for 101.375%, on or after October 15, 2027 for 100.688% and on or after October 15, 2028 for 100.0%, plus accrued and unpaid interest.
The holders of the 2030 Notes have the right to require us to repurchase all or a portion of the 2030 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 24, 2022.

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
We may redeem some or all of the 2028 Notes at anytime, at our option, prior to January 1, 2023 at the principal amount plus a "make whole" premium. We may redeem some or all of the 2028 Notes at our option, at any time on or after January 1, 2023 for 102.563% on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100% plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 24, 2022.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. We did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $517 million as of September 24, 2022. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of September 24, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside of the Amended Credit Facility, there were other letters of credit of $1.3 million outstanding as of September 24, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.0% as of September 24, 2022, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 24, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR") and does not require an amendment in connection with such transition. As of September 24, 2022, the applicable interest rate related to Base Rate borrowings was 6.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 4.1%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility as of September 24, 2022.
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
The obligations of each Guarantor under its Guarantee shall be limited to the maximum amount, after giving effect to all other contingent and fixed liabilities of such Guarantor and to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such Guarantor under the guarantee not constituting a fraudulent conveyance or fraudulent transfer under Federal or state law.
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

Summarized Statements of Operations
(in thousands)	Fiscal Year Ended		Fiscal Year Ended
	September 24, 2022		September 25, 2021
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Net sales	$819,213	$2,198,460	$908,599	$2,142,925
Gross profit	$183,090	$709,635	$205,837	$686,332
Income (loss) from operations	$(12,305)	$243,293	$4,382	$229,961
Equity in earnings of Guarantor subsidiaries	$189,228	$—	$183,122	$—
Net income (loss)	$(53,968)	$189,228	$(45,596)	$183,122

Summarized Balance Sheet Information
(in thousands)	As of		As of
	September 24, 2022		September 25, 2021
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Current assets	$455,381	$904,090	$670,030	$733,132
Intercompany receivable from Non-guarantor subsidiaries	309,238	61,794	229,795	61,633
Other assets	3,124,526	2,458,823	2,896,162	2,399,165
Total assets	$3,889,145	$3,424,707	$3,795,987	$3,193,930

Current liabilities	$162,793	$267,872	$185,996	$298,039
Long-term debt	1,185,891	—	1,184,024	—
Other liabilities	1,450,702	220,990	1,272,798	151,011
Total liabilities	$2,799,386	$488,862	$2,642,818	$449,050

Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.3	$0.2	$0.1	$—	$—	$1,200.0	$1,200.6
Interest payment obligations (2)	52.5	52.5	52.5	52.5	52.5	137.6	400.1
Operating leases	52.6	46.3	37.3	24.9	15.4	38.3	214.8
Purchase commitments (3)	184.8	47.1	26.0	16.1	9.0	2.2	285.2
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$290.2	$146.1	$115.9	$93.5	$76.9	$1,378.1	$2,100.7

(1)Excludes $1.3 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $14.1 million as of September 24, 2022, of which, $2.5 million is amortizable until February 2028, $6.4 million is amortizable until October 2030 and $5.2 million is amortizable until April 2031, and is included in the carrying value of the long-term debt. See Note 11 - Long-Term Debt to the consolidated financial statements for further discussion of long-term debt.
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
(4)Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $0.2 million were made in fiscal 2022 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.

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
Our goodwill is associated with our Pet segment and our Garden segment. In connection with our annual goodwill impairment testing performed during fiscal 2022, 2021 and 2020, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the estimated fair values of our reporting units under the quantitative goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no quantitative testing of goodwill was required.
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
During fiscal 2022, 2021 and 2020, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2022, 2021 and 2020 analyses of our indefinite-lived trade names and trademarks.
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
Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 24, 2022 under our Amended Credit Facility. However, if our Amended Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.9 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 24, 2022, we had entered into fixed purchase commitments for commodities totaling approximately $285.2 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $28.5 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 24, 2022.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2022. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at www.central.com/about-us/what-we-stand-for.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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
(2)Exhibits:

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
2.1	Agreement and Plan of Merger, dated December 30, 2020, between Central Garden & Pet Company and Flora Parent, Inc.	8-K	001-33268	2.1	2/17/2021
2.2	Amendment No. 1, dated April 27, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.1	8/5/2021
2.3	Amendment No. 2, dated June 17, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.2	8/5/2021
2.4	Amendment No. 3, dated June 23, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.3	8/5/2021
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, dated as of March 31, 2022	8-K	001-33268	3.1	4/1/2022
4.1	Specimen Common Stock Certificate	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate	10-K	001-33268	4.2	11/29/2017
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-33268	4.2	3/8/2010
4.4	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as t0rustee, relating to the 5.125% Senior Notes due 2028	8-K	001-33268	4.1	12/14/2017
4.5.	Ninth Supplemental Indenture, dated as of March 30, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Note due 2028	10-Q	001-33268	4.1	5/7/2019
4.6	Tenth Supplemental Indenture, dated as of June 29, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028	10-Q	001-33268	4.1	8/2/2019
4.7	Eleventh Supplemental Indenture, dated as of October 16, 2020, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 4.125% Senior Notes due 2030	8-K	001-33268	4.1	10/16/2020
4.8	Indenture, dated as of April 30, 2021, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.125% Senior Notes due 2031.	8-K	001-33268	4.1	04/30/2021
4.9	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33268	4.12	11/27/2019
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors	10-K	001-33268	10.1	11/29/2017

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.2
Third Amended and Restated Credit Agreement dated December 16, 2021 among the Company, certain of the Company's subsidiaries as guarantors, a syndicate of financial institutions party thereto, Truist Bank, as issuing bank and administrative agent, Bank of America, N.A., Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents. Bank of the West, Capital One National Association, J.P. Morgan Chase Bank, N.A. and MUFG Bank LTD., as Co-Documentation Agents, Truist Securities, Inc., Bank of America N.A., Keybanc Capital Markets, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.
		8-K	001-33268	10.1	12/21/2021
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.1	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.2	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010
10.7*	Form of Central Garden & Pet Company 2003 Omnibus Equity Incentive Plan Performance Unit Agreement	8-K	001-33268	10.1	2/9/2022
10.8*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020	10-K	001-33268	10.7	11/24/2020
10.9*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.1	2/3/2005
10.10*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.2	2/3/2005
10.11*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III	10-K/A	000-20242	10.20	1/20/1999
10.12*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003	10-Q	000-20242	10.7.1	8/8/2003
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III	8-K	000-20242	10.1	4/14/2006
10.14*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III	10-K	001-33268	10.7.2	11/26/2008
10.15*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012	10-Q	001-33268	10.1	2/7/2013
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III	10-Q	001-33268	10.1	2/5/2015

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.17*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2016, between the Company and Brooks M. Pennington III	10-K	001-33268	10.16	11/29/2017
10.18*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2018, between the Company and Brooks M. Pennington III	10-K	001-33268	10.17	11/28/2018
10.19*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2020, between the Company and Brooks M. Pennington III	10-Q	001-33268	10.1	5/7/2020
10.20*	Modification and Extension of Employment Agreement dated as of March 1, 2022, between the Company and Brooks M. Pennington III.	10-Q	001-33268	10.2	5/5/2022
10.21*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships	8-K	000-20242	10.1	10/14/2005
10.22*	Form of Post-Termination Consulting Agreement	8-K	000-20242	10.2	10/14/2005
10.23*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011	10-K	001-33268	10.24	12/10/2015
10.24*	Amendment No. 1 dated June 6, 2022 to Employment Agreement dated March 1, 2011 between the Company and George Yuhas	8-K/A	001-33268	10.1	6/7/2022
10.25*	Employment Agreement between the Company and Timothy Cofer, effective October 14, 2019	8-K	001-33268	10.1	9/19/2019
10.26*	Employment Agreement Amendment effective September 29, 2022 between Central Garden & Pet Company and Timothy P. Cofer.	8-K	001-33268	10.1	10/3/2022
21	List of Subsidiaries					X
22	List of Guarantor Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended September 24, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as block text and including detailed tags.					X
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 22, 2022

CENTRAL GARDEN & PET COMPANY

By	/s/ Timothy P. Cofer
Timothy P. Cofer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Timothy P. Cofer	Director and Chief Executive Officer (Principal Executive Officer)	November 22, 2022
Timothy P. Cofer

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 22, 2022
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2022
Howard A. Machek

/s/ William E. Brown	Chairman	November 22, 2022
William E. Brown

/s/ Courtnee Chun	Director	November 22, 2022
Courtnee Chun

/s/ Lisa Coleman	Director	November 22, 2022
Lisa Coleman

/s/ Brendan P. Dougher	Director	November 22, 2022
Brendan P. Dougher

/s/ Michael J. Griffith	Director	November 22, 2022
Michael J. Griffith

/s/ Christopher Metz	Director	November 22, 2022
Christopher Metz

/s/ Daniel Myers	Director	November 22, 2022
Daniel Myers

/s/ Brooks M. Pennington III	Director	November 22, 2022
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 22, 2022
John R. Ranelli

/s/ Mary Beth Springer	Director	November 22, 2022
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
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 24, 2022.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Central Garden & Pet Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 24, 2022 and September 25, 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the fiscal years ended September 24, 2022, September 25, 2021, and September 26, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 24, 2022 and September 25, 2021, and the results of its operations and its cash flows for each of the fiscal years in ended September 24, 2022, September 25, 2021, and September 26, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Acquisitions –Refer to Note 3 to the financial statements

Critical Audit Matter Description

Green Garden Products— On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company finalized the allocation of the purchase price during fiscal year 2022.

D&D Commodities Limited—On June 30, 2021, the Company purchased D&D Commodities, Ltd. ("D&D"), a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt. The Company finalized the allocation of the purchase price during fiscal year 2022.

We identified the accounting for these acquisitions as a critical audit matter due to the complexity of the agreements and the significant judgments made by management in (1) evaluating the purchase and other agreements entered into on or around the acquisition dates to identify the accounting treatment for different elements contained in each agreement, and (2) determining the weighted-average cost of capital (WACC), including the discount rate to be used in the valuation. Auditing these acquisitions required significant audit effort in the form of more experienced personnel reading the purchase and other agreements to identify, analyze, and conclude on the reasonableness of management's accounting treatment for the different elements, including the purchase price recorded. In addition, we used our fair value specialists to (1) evaluate the reasonableness of the WACC and discount rate utilized in the valuation and (2) evaluate the reasonableness of key assumptions used.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to acquisitions included the following, among others:

We tested the effectiveness of controls over the valuation methodology of acquired companies, including management’s controls over the selection of the WACC and discount rates as well as controls over the review of the purchase and other agreements for complex accounting matters and associated accounting analysis.

We utilized more experienced personnel to read and analyze the purchase and other agreements entered into on or around the acquisition date to identify and conclude on the reasonableness of management’s accounting treatment for the different elements, including the purchase price recorded.

With the assistance of fair value specialists, we evaluated the reasonableness of the WACC and discount rate by:

- Performing risk assessment procedures over the source information underlying the determination of the WACC and discount rate and testing the mathematical accuracy of the calculation.

- Developing a range of independent estimates and comparing those to the WACC and discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

November 22, 2022

We have served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 24, 2022	September 25, 2021
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$177,442	$426,422
Restricted cash	14,742	13,100
Accounts receivable, net	376,787	385,384
Inventories, net	938,000	685,237
Prepaid expenses and other	46,883	33,514
Total current assets	1,553,854	1,543,657
Plant, property and equipment, net	396,979	328,571
Goodwill	546,436	369,391
Other intangible assets, net	543,210	134,431
Operating lease right-of-use assets	186,344	165,602
Other assets	55,179	575,028
Total	$3,282,002	$3,116,680
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215,681	$245,542
Accrued expenses	201,783	234,965
Current lease liabilities	48,111	40,731
Current portion of long-term debt	317	1,081
Total current liabilities	465,892	522,319
Long-term debt	1,186,245	1,184,683
Long-term lease liabilities	147,724	130,125
Deferred income taxes and other long-term obligations	147,429	56,012
Commitments and contingencies (Note 12)
Equity:
Common stock	113	113
Class A common stock	413	423
Class B stock	16	16
Additional paid-in capital	582,056	576,446
Retained earnings	755,253	646,082
Accumulated other comprehensive loss	(4,145)	(831)
Total Central Garden & Pet shareholders’ equity	1,333,706	1,222,249
Noncontrolling interest	1,006	1,292
Total equity	1,334,712	1,223,541
Total	$3,282,002	$3,116,680
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands, except per share amounts)
Net sales	$3,338,588	$3,303,684	$2,695,509
Cost of goods sold	2,346,283	2,332,783	1,898,951
Gross profit	992,305	970,901	796,558
Selling, general and administrative expenses	732,269	716,405	598,581
Operating income	260,036	254,496	197,977
Interest expense	(58,253)	(58,597)	(44,016)
Interest income	719	415	4,027
Other expense, net	(3,596)	(1,506)	(4,250)
Income before income taxes and noncontrolling interest	198,906	194,808	153,738
Income tax expense	46,234	42,035	32,218
Net income including noncontrolling interest	152,672	152,773	121,520
Net income attributable to noncontrolling interest	520	1,027	844
Net income attributable to Central Garden & Pet Company	$152,152	$151,746	$120,676
Net income per share attributable to Central Garden & Pet Company:
Basic	$2.86	$2.81	$2.23
Diluted	$2.80	$2.75	$2.20
Weighted average shares used in the computation of net income per share:
Basic	53,220	53,914	54,008
Diluted	54,425	55,248	54,738

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands)
Net income	$152,672	$152,773	$121,520
Other comprehensive income (loss):
Foreign currency translation	(3,314)	578	267
Total comprehensive income	149,358	153,351	121,787
Comprehensive income attributable to noncontrolling interests	520	1,027	844
Comprehensive income attributable to Central Garden & Pet Company	$148,838	$152,324	$120,943

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Central Garden & Pet Company
	(in thousands, except per share amounts)
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 28, 2019	11,543,969	$115	42,968,493	$430	1,652,262	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Amortization of share-based awards	—	—	—	—	—	—	12,619	—	—	12,619	—	12,619
Repurchase of stock	(247,499)	(2)	(1,763,043)	(18)	—	—	(20,597)	(31,637)	—	(52,254)	—	(52,254)
Restricted share activity	—	—	242,436	2	—	—	(2,884)	—	—	(2,882)	—	(2,882)
Share conversion	39,888	—	—	—	(39,888)	—	—	—	—	—	—	—
Issuance of common stock	—	—	408,740	5	—	—	2,365	—	—	2,370	—	2,370
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	—	—	—	—	267	267	—	267
Net income	—	—	—	—	—	—	—	120,676	—	120,676	844	121,520
Balance, September 26, 2020	11,336,358	113	41,856,626	419	1,612,374	16	566,883	510,781	(1,409)	1,076,803	871	1,077,674
Amortization of share-based awards	—	—	—	—	—	—	16,298	—	—	16,298	—	16,298
Restricted share activity	—	—	579,237	6	—	—	(2,445)	—	—	(2,439)	—	(2,439)
Issuance of common stock	—	—	367,358	3	—	—	1,099	—	—	1,102	—	1,102
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(606)	(606)
Repurchase of stock	(700)	—	(520,299)	(5)	—	—	(5,389)	(16,445)	—	(21,839)	—	(21,839)
Other comprehensive loss	—	—	—	—	—	—	—	—	578	578	—	578
Net income	—	—	—	—	—	—	—	151,746	—	151,746	1,027	152,773
Balance, September 25, 2021	11,335,658	113	42,282,922	423	1,612,374	16	576,446	646,082	(831)	1,222,249	1,292	1,223,541
Amortization of share-based awards	—	—	—	—	—	—	18,610	—	—	18,610	—	18,610
Restricted share activity	—	—	170,659	1	—	—	(3,035)	—	—	(3,034)	—	(3,034)
Issuance of common stock	—	—	261,373	3	—	—	4,835	—	—	4,838	—	4,838
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(806)	(806)
Repurchase of stock	(39,307)	—	(1,378,731)	(14)	—	—	(14,800)	(42,981)	—	(57,795)	—	(57,795)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,314)	(3,314)	—	(3,314)
Net income	—	—	—	—	—	—	—	152,152	—	152,152	520	152,672
Balance, September 24, 2022	11,296,351	$113	41,336,223	$413	1,612,374	$16	$582,056	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands)
Cash flows from operating activities:
Net income	$152,672	$152,773	$121,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,948	74,727	55,359
Amortization of deferred financing costs	2,657	2,208	1,873
Non-cash lease expense	48,656	41,044	35,025
Stock-based compensation	25,817	23,127	18,982
Debt extinguishment costs	169	8,577	—
Loss on sale of business	—	2,611	—
Deferred income taxes	28,128	(14,744)	(6,615)
Loss (gain) on disposal of property, plant and equipment	131	(256)	1,171
Asset impairments	—	—	3,566
Other	(779)	4,716	4,675
Changes in assets and liabilities (excluding businesses acquired):
Receivables	7,004	69,135	(91,470)
Inventories	(256,443)	(132,170)	27,351
Prepaid expenses and other assets	(6,031)	13,370	4,683
Accounts payable	(31,209)	24,583	52,047
Accrued expenses	(33,495)	6,734	72,278
Other long-term obligations	(7,728)	14,731	(83)
Operating lease liabilities	(44,527)	(40,322)	(36,089)
Net cash (used in) provided by operating activities	(34,030)	250,844	264,273
Cash flows from investing activities:
Additions to property, plant and equipment	(115,205)	(80,333)	(43,055)
Businesses acquired, net of cash acquired	—	(820,453)	—
Proceeds from sale of business	—	2,400	—
Payments for investments	(27,818)	(500)	(4,439)
Other investing activities	40	(473)	(612)
Net cash used in investing activities	(142,983)	(899,359)	(48,106)
Cash flows from financing activities:
Repayments on revolving line of credit	—	(858,000)	(200,000)
Borrowings on revolving line of credit	—	858,000	200,000
Premium paid on extinguishment of debt	—	(6,124)	—
Repayments of long-term debt	(1,096)	(430,401)	(113)
Issuance of long-term debt	—	900,000	—
Repurchase of common stock, including shares surrendered for tax withholding	(62,287)	(27,892)	(59,129)
Payments of contingent consideration	(216)	(373)	(227)
Distribution to noncontrolling interest	(806)	(606)	(143)
Payment of financing costs	(2,410)	(14,129)	(948)
Net cash (used in) provided by financing activities	(66,815)	420,475	(60,560)
Effect of exchange rate changes on cash and equivalents	(3,510)	1,165	89
Net (decrease) increase in cash, cash equivalents and restricted cash	(247,338)	(226,875)	155,696
Cash, cash equivalents and restricted cash at beginning of year	439,522	666,397	510,701
Cash, cash equivalents and restricted cash at end of year	$192,184	$439,522	$666,397
Supplemental information:
Cash paid for interest	$57,928	$42,762	$43,892
Cash paid for income taxes – net of refunds	34,964	70,831	25,537
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	8,016	6,150	6,260
Liability for contingent performance based payments	(847)	610	227
Shares of common stock repurchased but not settled	911	2,112	—
Operating lease right of use assets recognized at ASC 842 transition	—	—	111,298
Operating lease liabilities recognized at ASC 842 transition	—	—	115,376
Operating lease right of use assets recognized after ASC 842 transition	70,794	90,799	39,605
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 24, 2022,
September 25, 2021, and September 26, 2020
1. Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third-party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 each included 52 weeks.
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
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 was $15.8 million, $13.1 million and $12.5 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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

Cost of goods sold consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 was $100.8 million, $108 million and $88.5 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $54.7 million, $54.6 million and $37.0 million in fiscal 2022, 2021 and 2020, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $7.2 million for fiscal 2022, $6.8 million for fiscal 2021 and $6.4 million for fiscal 2020. In fiscal 2022, 2021 and 2020, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 170,000, 159,000 and 218,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2022 and 2021, the Company had valuation allowances related to various state and foreign net deferred tax assets of $6.7 million and $7 million, respectively.
Cash, cash equivalents and restricted cash – The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows as of September 24, 2022, September 25, 2021 and September 26, 2020, respectively (in thousands).

	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands)
Cash and cash equivalents	$177,442	$426,422	$652,712
Restricted cash	14,742	13,100	13,685
Total cash, cash equivalents and restricted cash	$192,184	$439,522	$666,397

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
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when the estimated fair value of the asset is less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no impairment losses recorded in fiscal years 2020, 2021 or 2022. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 3% to 50% in thirteen unconsolidated companies. The Company accounts for its interest in these entities using the equity method and in accordance with ASC 321 – Investments – Equity Securities. Equity method income of $0.8 million in fiscal 2022 and equity method losses of $1.4 million in fiscal 2021 and $3.9 million in fiscal 2020 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $38.5 million at September 24, 2022 and $12.2 million at September 25, 2021 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 – Acquisitions.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Fair Value of Financial Instruments – At September 24, 2022 and September 25, 2021, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 – Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2022 was $25.8 million ($19.7 million after tax), fiscal 2021 was $23.1 million ($17.6 million after tax), and fiscal 2020 was $19.0 million ($15.0 million after tax). See Note 14 – Stock-Based Compensation for further information.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 24, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$543	$543
Total liabilities	$—	$—	$543	$543

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
The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 24, 2022 and September 25, 2021:

Amount
(in thousands)
Balance as of September 25, 2021	$1,606
Changes in the fair value of contingent performance-based payments	(847)
Performance-based payments made	(216)
Balance as of September 24, 2022	$543
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There were no impairment losses recorded in fiscal 2022 or fiscal 2021.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of September 24, 2022 and September 25, 2021 was $327.6 million and $408.5 million compared to a carrying value of $394.8 million and $394.2 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of September 24, 2022 and September 25, 2021 was $407.6 million and $517.2 million compared to a carrying value of $493.6 million and $492.8 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 24, 2022 and September 25, 2021 was $272.2 million and $318.6 million, respectively, compared to a carrying value of $297.5 million and $297.0 million, respectively.
In November 2020, the Company redeemed $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”) at a price of 101.531%.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.
3. Acquisitions and Investments in Joint Ventures
Fiscal 2022
The Company did not make any acquisitions in fiscal 2022. During the second quarter and fourth quarter of fiscal 2022, the Company finalized the allocation of the purchase price to the fair values of the tangible assets, intangible assets and liabilities acquired for its acquisitions of Green Garden Products and D&D Commodities Limited, respectively.
Green Garden Products
On February 11, 2021, the Company acquired Flora Parent, Inc. and its subsidiaries ("Green Garden Products"), a leading provider of vegetable, herb and flower seed packets, seed starters and plant nutrients in North America, for approximately $571 million. The Company borrowed approximately $180 million under its credit facility to partially finance the acquisition. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $487 million, of which $393 million was allocated to identified intangible assets and approximately $143 million was included in goodwill in the Company's consolidated balance sheet as of September 24, 2022. The financial results of Green Garden Products have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Current assets, net of cash and cash equivalents acquired	$118,421	$31,826	$150,247
Fixed assets	2,340	—	2,340
Goodwill	—	142,582	142,582
Other intangible assets, net	—	392,929	392,929
Other assets	487,420	(487,259)	161
Operating lease right-of-use assets	14,577	—	14,577
Current liabilities	(26,507)	—	(26,507)
Long-term lease liabilities	(10,912)	—	(10,912)
Deferred income taxes and other long-term obligations	(14,829)	(80,078)	(94,907)
Net assets acquired, less cash and cash equivalents	$570,510	$—	$570,510
(1) As previously reported in the Company's Form 10-K for the fiscal year ended September 25, 2021.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible asset amortization for Green Garden Products was immaterial.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
D&D Commodities Limited
On June 30, 2021, the Company purchased D&D Commodities, Ltd. ("D&D"), a provider of high-quality, premium bird feed, for approximately $88 million in cash and the assumption of approximately $30 million of long-term debt. Subsequent to the acquisition, $30 million of cash was used to eliminate the acquired long-term debt. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $99 million, of which $64 million was allocated to identified intangible assets and approximately $34 million was included in goodwill in the Company's consolidated balance sheet as of September 24, 2022. The financial results of D&D have been included in the results of operations within the Garden segment since the date of acquisition.

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
		(in thousands)
Current assets, net of cash and cash equivalents acquired	$17,183	$465	$17,648
Fixed assets	6,907	1,823	8,730
Goodwill	—	34,463	34,463
Other assets	101,218	(101,051)	167
Other intangible assets, net	—	64,300	64,300
Current liabilities	(7,183)	—	(7,183)
Long-term debt	(30,000)	—	(30,000)
Net assets acquired, less cash and cash equivalents	$88,125	$—	$88,125
(1) As previously reported in the Company's Form 10-K for the fiscal year ended September 25, 2021.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible asset amortization for D&D was immaterial.
The Company expects all the goodwill from its acquisition of D&D Commodities Limited to be deductible for tax purposes.

Fiscal 2021
DoMyOwn
On December 18, 2020, the Company acquired DoMyOwn, a leading online retailer of professional-grade control products, for approximately $81 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $80.4 million, of which $11.9 million was allocated to identified intangible assets and approximately $68.5 million was included in goodwill in the Company’s consolidated balance sheet as of September 25, 2021. Financial results of DoMyOwn have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

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
Hopewell Nursery
On December 31, 2020, the Company purchased substantially all of the assets of Hopewell Nursery, a leading live goods wholesale grower serving retail nurseries, landscape contractors, wholesalers and garden centers across the Northeast, for approximately $81 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $15 million, of which approximately $4.1 million was allocated to identified intangible assets and approximately $10.9 million was included in goodwill in the Company's consolidated balance sheet as of September 25, 2021. Financial results of Hopewell Nursery have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

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
The impact to the statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for Hopewell Nursery was immaterial.
Proforma financial information has not been presented as the DoMyOwn and Hopewell Nursery acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.
The Company expects all the goodwill from both of the acquisitions above to be deductible for tax purposes.
Green Garden Products
The finalization of the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired was finalized in the second quarter of fiscal 2022.
For the fiscal year ended September 25, 2021, net sales and net income related to Green Garden Products were approximately $122.4 million and $1.6 million, respectively.
The following unaudited pro forma financial information summarizes the combined results of operations for Central and Green Garden Products as if the companies were combined as of the beginning of fiscal 2020.

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
D&D Commodities Limited
The finalization of the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired was finalized in the fourth quarter of fiscal 2022.
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
Investments
During fiscal 2022, the Company made investments totaling $26.1 million, maintaining its 7% interest in a venture and acquiring a 10% interest in another venture, both of which are accounted for in accordance with ASC 321. During fiscal 2021, the Company made an investment of $0.5 million for a 3% ownership interest in one venture, which is accounted for in accordance with ASC 321. During fiscal 2020, the Company made investments ranging from an additional 3% to 30%, totaling $4.4 million, in two ventures, which are accounted for in accordance with ASC 321.
4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 51% of the Company’s net sales for fiscal 2022, 51% for fiscal 2021 and 52% for fiscal 2020 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17% of the Company’s net sales in fiscal 2022, 16% in 2021 and 17% in 2020. The Company’s second largest customer in 2022 accounted for approximately 16% of the Company’s net sales in fiscal 2022, 15% of the Company's net sales in fiscal 2021 and 13% in fiscal 2020. The Company’s third largest customer in 2022 accounted for approximately 8% of the Company’s net sales in fiscal 2022, 9% in fiscal 2021 and 10% in fiscal 2020, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 24, 2022 and September 25, 2021, accounts receivable from the Company’s top five customers comprised approximately 51% and 50%, respectively, of the Company’s total accounts receivable, including 13% and 17% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 7%, 8% and 7% of the Company’s cost of goods sold in fiscal years 2022, 2021 and 2020, respectively, were derived from products purchased from the Company’s five largest suppliers.

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
The following provides a reconciliation of the activity in the Allowance for Credit Losses and Customer Allowances:

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
	(in thousands)
Fiscal Year Ended September 26, 2020	21,128	6,771	(238)	27,661
Fiscal Year Ended September 25, 2021	27,661	6,604	(5,046)	29,219
Fiscal Year Ended September 24, 2022	29,219	1,264	(4,237)	26,246

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	September 24, 2022	September 25, 2021
	(in thousands)
Raw materials	$266,695	$211,581
Work in progress	99,842	86,187
Finished goods	528,481	349,338
Supplies	42,982	38,131
Total inventories, net	$938,000	$685,237

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Property and Equipment, Net
Property and equipment consists of the following:

	September 24, 2022	September 25, 2021
	(in thousands)
Land	$29,474	$27,528
Buildings and improvements	263,499	209,290
Transportation equipment	12,572	12,043
Machine and warehouse equipment	345,994	301,062
Capitalized software	123,353	119,311
Office furniture and equipment	29,697	31,723
Assets under construction	51,617	53,041
	856,206	753,998
Accumulated depreciation and amortization	(459,227)	(425,427)
	$396,979	$328,571
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $80.9 million, $74.7 million and $55.4 million for fiscal 2022, 2021 and 2020, respectively.
8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020:

	Garden Products Segment	Pet Products Segment	Total
	(in thousands)
Balance as of September 28, 2019
Goodwill	$226,471	$469,167	$695,638
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	273,189	286,077
Additions in fiscal 2020	—	3,878	3,878
Balance as of September 26, 2020
Goodwill	226,471	473,045	699,516
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	277,067	289,955
Additions in fiscal 2021	79,436	—	79,436
Balance as of September 25, 2021
Goodwill	305,907	473,045	778,952
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	92,324	277,067	369,391
Additions in fiscal 2022	177,045	—	177,045
Balance as of September 24, 2022
Goodwill	482,952	473,045	955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$269,369	$277,067	$546,436
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2022 and 2021, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment in each fiscal year, and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts in each fiscal year, and accordingly, no further testing of goodwill was required in fiscal 2022 and 2021.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.5)	$—	$1.5
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.5)	(26.0)	228.0
Customer-related intangible assets – amortizable	416.4	(117.8)	(2.5)	296.1
Other acquired intangible assets – amortizable	39.7	(26.6)	—	13.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(26.6)	(1.2)	19.1
Total other intangible assets	$737.8	$(164.9)	$(29.8)	$543.2
September 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.0)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.0)	(26.0)	47.7
Customer-related intangible assets – amortizable	143.6	(75.4)	(2.5)	65.7
Other acquired intangible assets – amortizable	37.2	(22.0)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.0)	(1.2)	21.1
Total other intangible assets	$280.6	$(116.4)	$(29.8)	$134.4
September 26, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.6)	$—	$3.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.6)	(26.0)	47.6
Customer-related intangible assets – amortizable	140.3	(64.1)	(2.5)	73.7
Other acquired intangible assets – amortizable	26.0	(18.2)	—	7.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(18.2)	(1.2)	13.6
Total other intangible assets	$264.6	$(99.9)	$(29.8)	$134.9
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of DoMyOwn in the first quarter of fiscal 2021 and Hopewell Nursery in the second quarter of fiscal 2021, the Company acquired approximately $1.5 million of marketing related intangible assets, $3.3 million of customer related intangible assets and $11.2 million of other intangible assets. As part of its acquisition of Green Garden Products in the second quarter of fiscal 2021 and D&D Commodities in the fourth quarter of fiscal 2021, the Company acquired $181.9 million of marketing related intangible assets, $272.8 million of customer related intangible assets and $2.5 million of other intangible assets. The allocation of the purchase price to the acquired intangible assets of Green Garden Products and D&D Commodities was finalized during fiscal 2022. See Note 3 – Acquisitions.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company's amortizable intangible assets may not be recoverable were not present in fiscal 2020, 2021 or 2022, and accordingly, no impairment testing was performed on these assets.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted-average remaining lives of two years for marketing-related intangibles, twelve years for customer-related intangibles and six

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $35.1 million, $16.5 million and $14.0 million, for fiscal 2022, 2021 and 2020, respectively, and is classified within operating expenses in the consolidated statements of operations. Annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $35 million per year from fiscal 2023 through fiscal 2025, and $26 million per year from fiscal 2026 through fiscal 2027.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Leases
The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 12 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1 – Organization and Significant Accounting Policies, for more information about the Company's lease accounting policies.
Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	September 24, 2022	September 25, 2021
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$186.3	$165.6
Current lease liabilities	Current operating lease liabilities	$48.1	$40.7
Non-current lease liabilities	Long-term operating lease liabilities	147.7	130.1
Total operating lease liabilities		$195.8	$170.8
Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.1	$0.2
Current lease liabilities	Current portion of long-term debt	$—	$0.1
Non-current lease liabilities	Long-term debt	—	—
Total finance lease liabilities		$—	$0.1
Components of lease cost were as follows:

	Fiscal Year Ended
	September 24, 2022	September 25, 2021
	(in millions)
Operating lease cost	$53.8	$45.1
Finance lease cost:
Amortization of right-of-use assets	0.1	0.1
Interest on lease liabilities	—	—
Total finance lease cost	$0.1	$0.1

Short-term lease cost	9.3	4.2
Variable lease cost	8.8	11.0

Total lease cost	$72.0	$60.4

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Fiscal Year Ended
	September 24, 2022	September 25, 2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45.1	$40.3
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$70.8	$90.8
Finance leases	$—	$—
Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	September 24, 2022	September 25, 2021

Weighted-average remaining lease term (in years):
Operating leases	5.6	6.4
Finance leases	1.0	1.1

Weighted-average discount rate:
Operating leases	2.97%	2.75%
Finance leases	5.13%	4.86%
Lease liability maturities as of September 24, 2022 are as follows:

	September 24, 2022

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2023	$52.6	$—
2024	46.3	—
2025	37.3	—
2026	24.9	—
2027	15.4	—
Thereafter	38.3	—
Total future undiscounted lease payments	$214.8	$—
Less imputed interest	(19.0)	—
Total reported lease liability	$195.8	$—

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Long-Term Debt
Long-term debt consists of the following:

	September 24, 2022	September 25, 2021
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000
Unamortized debt issuance costs	(14,116)	(15,994)
Net carrying value	1,185,884	1,184,006
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026	—	—
Other notes payable	678	1,758
Total	1,186,562	1,185,764
Less current portion	(317)	(1,081)
Long-term portion	$1,186,245	$1,184,683
Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
On April 30, 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The Company used a portion of the net proceeds from the offering to repay all outstanding borrowings under its Amended Credit Facility, with the remainder used for general corporate purposes.
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
The Company may redeem some or all of the 2031 Notes at anytime, at its option, prior to April 26, 2026 at the principal amount plus a "make whole" premium. At any time prior to April 30, 2024, the Company may also redeem, at its option, up to 40% of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. The Company may redeem some or all of the 2031 Notes at the Company’s option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require the Company to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 24, 2022.
Issuance of $500 million 4.125% Senior Notes due 2030
On October 16, 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). In November 2020, the Company used a portion of the net proceeds to redeem all of its outstanding 6.125% senior notes due November 2023 (the "2023 Notes") at a redemption price of 101.531% plus accrued and unpaid interest, and to pay related fees and expenses, with the remainder used for general corporate purposes.
The Company incurred approximately $8.0 million of debt issuance costs associated with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2030 Notes.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company may redeem some or all of the 2030 Notes at anytime, at its option, prior to October 15, 2025 at a price equal to 100% of the principal amount plus a “make-whole” premium. Prior to October 15, 2023, the Company may redeem up to 40% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. The Company may redeem some or all of the 2030 Notes, at its option, in whole or in part, at any time on or after October 15, 2025 for 102.063%, on or after October 15, 2026 for 101.375%, on or after October 15, 2027 for 100.688% and on or after October 15, 2028 for 100.0%, plus accrued and unpaid interest.
The holders of the 2030 Notes have the right to require the Company to repurchase all or a portion of the 2030 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 24, 2022.
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
The Company may redeem some or all of the 2028 Notes at anytime, at its option, prior to January 1, 2023 at the principal amount plus a “make whole” premium. The Company may redeem some or all of the 2028 Notes, at its option, at any time on or after January 1, 2023 for 102.563%, on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854%, and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 24, 2022.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $517 million as of September 24, 2022. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 24, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside of the Amended Credit Facility, there were other letters of credit of $1.3 million outstanding as of September 24, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.0% as of September 24, 2022, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 24, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR") and does not require an amendment in connection with such transition. As of September 24, 2022, the applicable interest rate related to Base Rate borrowings was 6.3%, and the applicable interest rate related to one-month LIBOR-based borrowings was 4.1%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of September 24, 2022.

The scheduled principal repayments on long-term debt as of September 24, 2022 are as follows:

	(in thousands)
Fiscal year:
2023	$317
2024	235
2025	126
2026	—
2027	—
Thereafter	1,200,000
Total	$1,200,678	(1)
(1)Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $14.1 million as of September 24, 2022, of which, $2.5 million is amortizable until February 2028, $6.4 million is amortizable until October 2030 and $5.2 million is amortizable until April 2031, and is included in the carrying value.
12. Commitments and Contingencies
Commitments
Letters of credit – The Company had $1.3 million of outstanding letters of credit related to normal business transactions at September 24, 2022. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $14.7 million and $13.1 million as of September 24, 2022 and September 25, 2021, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands)
Current:
Federal	$11,391	$49,941	$33,775
State	4,418	6,193	5,063
Foreign	2,297	645	(5)
Total	18,106	56,779	38,833
Deferred:
Federal	27,276	(14,740)	(6,019)
State	1,710	(690)	(582)
Foreign	(858)	686	(14)
Total	28,128	(14,744)	(6,615)
Total	$46,234	$42,035	$32,218

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5	2.2	2.3
Other permanent differences	0.4	0.1	—
Adjustment of prior year accruals	0.2	(0.1)	(0.2)
Credits	(0.5)	(0.4)	(0.6)
Stock based compensation	(0.5)	(1.4)	(1.4)
Other	0.1	0.2	(0.1)
Effective income tax rate	23.2%	21.6%	21.0%
The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 24, 2022		September 25, 2021
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$6,286	$—	$6,991	$—
Inventory write-downs	14,413	—	10,377	—
Prepaid expenses	—	1,787	—	1,928
Nondeductible reserves	8,898	—	9,532	—
State taxes	—	279	105	—
Employee benefits	9,799	—	15,831	—
Depreciation and amortization	—	194,225	—	104,829
Equity earnings	—	564	179	—
State net operating loss carryforward	6,415	—	7,155	—
Stock based compensation	7,330	—	7,003	—
State credits	2,979	—	2,764	—
Other	966	—	1,034	—
Valuation allowance	(6,734)	—	(7,031)	—
Total	$50,352	$196,855	$53,940	$106,757
The Company also has state tax net operating losses of $92 million, which expire at various times between 2022 and 2042, and foreign losses of $4.5 million, which do not expire.
The Company has state income tax credits of $3.4 million, which expire at various times beginning in 2022 through 2042. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $6.7 million and $7.0 million (net of federal impact) at September 24, 2022 and September 25, 2021, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 24, 2022 and September 25, 2021, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 24, 2022 and September 25, 2021:

(in thousands)
Balance as of September 26, 2020	$327
Increases related to prior year tax positions	47
Increases related to current year tax positions	85
Decreases related to prior year tax positions	—
Settlements	(43)
Decreases related to lapse of statute of limitations	(74)
Balance as of September 25, 2021	$342
Increases related to prior year tax positions	22
Increases related to current year tax positions	110
Decreases related to prior year tax positions	—
Settlements	—
Decreases related to lapse of statute of limitations	(92)
Balance as of September 24, 2022	$382
As of September 24, 2022, unrecognized income tax benefits totaled approximately $0.3 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2019 forward and in various state taxing authorities generally from fiscal year ended 2018 forward.
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
The Company has a Nonemployee Director Equity Incentive Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $70,000 divided by such fair market value.
As of September 24, 2022, there were approximately 3.9 million shares of Class A Common Stock and no shares of Common Stock and Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 9.5 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.

Stock Option Awards
The Company recognized stock-based compensation expense of $25.8 million, $23.1 million, and $19 million for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2022, 2021 and 2020 consisted of $4.9 million, $5.6 million, and $5.1 million, respectively, for stock options, and $13.7 million, $10.7 million and $7.5 million, respectively, for stock awards. Share-based

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
compensation expense in fiscal 2022, 2021 and 2020 also includes $7.2 million, $6.8 million and $6.4 million, respectively, for the Company’s 401(k) matching contributions.
During fiscal 2022, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2022 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant 3.7 years in fiscal 2022, 2021 and 2020; stock price volatility, 31.1% in fiscal 2022, 32.4% in fiscal 2021, and 32.6% in fiscal 2020; risk free interest rates, 1.7% in fiscal 2022, 0.5% in fiscal 2021 and 1.4% in fiscal 2020; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 24, 2022:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 25, 2021	2,595	$31.64	4 years	$28,075
Granted	68	$42.09
Exercised	(400)	$27.44
Canceled or expired	(46)	$32.64
Outstanding at September 24, 2022	2,217	$32.69	3 years	$10,624
Exercisable at September 26, 2020	1,016	$26.41	3 years	$8,533
Exercisable at September 25, 2021	929	$29.64	3 years	$11,645
Exercisable at September 24, 2022	1,191	$31.88	3 years	$5,826
Expected to vest after September 24, 2022	1,026	$33.64	3 years	$4,798
The prices of options to purchase shares of common stock and Class A common stock outstanding at September 24, 2022, September 25, 2021 and September 26, 2020 were between $21.37 to $51.37 per share, $13.82 to $51.37 per share and $10.63 to $38.10 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 was $10.96, $10.50 and $7.60, respectively. The total intrinsic value of options exercised during the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 was $6.1 million, $15.1 million, and $9.9 million, respectively.
As of September 24, 2022, there was $6.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of two years.
Restricted Stock Awards
As of both September 24, 2022 and September 25, 2021, there were approximately 1.7 million shares of restricted stock awards outstanding. Awards granted in fiscal 2022 and 2021 generally vest within four or five years from the date of grant.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock award activity during the period ended September 24, 2022 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 25, 2021	1,664	$33.47
Granted	273	$41.90
Vested	(223)	$31.12
Forfeited	(43)	$38.77
Nonvested at September 24, 2022	1,671	$35.06
As of September 24, 2022, there was $37.7 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
In fiscal 2022, the Company granted a combination of performance stock units (PSU’s) and restricted stock awards under its long-term incentive program, which replaced the option or restricted stock awards historically granted annually under the Company’s long-term incentive plan. The impact of granting PSU’s during fiscal year 2022 was not material to the Company’s Consolidated Financial Statements.
PSU’s provide the right to receive shares of the Company’s common stock based on the Company’s achievement of certain performance criteria at the end of a four-year measurement period (fiscal 2022-fiscal 2025) and continued employment through the vesting period. The number of shares issued at the end of the performance period may range from 50% to 225% of the original target award amount (100%).
15. Shareholders’ Equity
At September 24, 2022 and September 25, 2021, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,296,351 and 11,335,658, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 41,336,223 and 42,282,922, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,612,374 were outstanding at September 24, 2022 and September 25, 2021. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 24, 2022 and September 25, 2021.
In August 2019, the Company's Board of Directors authorized a new share repurchase program to purchase up to $100 million of its common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 24, 2022, the Company had $100 million remaining under its 2019 Repurchase Authorization. During fiscal 2022, the Company repurchased approximately 1.4 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $56.2 million, or $40.79 per share, and approximately 39,000 shares of its voting common stock (CENT) on the open market at an aggregate cost of approximately $1.6 million, or $39.72 per share.
In February 2019, the Board of Directors authorized the Company to make supplemental purchases to minimize dilution resulting from issuances under its equity compensation plans (the "Equity Dilution Authorization"). In addition to the Company's regular share repurchase program, it is permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 24, 2022, the Company had authorization remaining from the fiscal 2022 equity plan activity to repurchase up to 0.1 million shares under its Equity Dilution Authorization.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Earnings Per Share
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 24, 2022			Fiscal Year Ended September 25, 2021			Fiscal Year Ended September 26, 2020
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$152,152	53,220	$2.86	$151,746	53,914	$2.81	$120,676	54,008	$2.23
Effect of dilutive securities:
Options to purchase common stock		477	(0.02)		645	(0.03)		316	(0.01)
Restricted shares		728	(0.04)		689	(0.03)		414	(0.02)
Diluted EPS:
Net income available to common shareholders	$152,152	54,425	$2.80	$151,746	55,248	$2.75	$120,676	54,738	$2.20
For fiscal 2022, options to purchase 0.4 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
17. Transactions with Related Parties
During fiscal 2022, 2021 and 2020, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $41.0 million, $42.6 million and $31.3 million for fiscal years 2022, 2021 and 2020, respectively. Amounts due to CPI as of September 24, 2022 and September 25, 2021 were $1.0 million and $1.1 million, respectively.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Pet segment consists of Nylabone Products, IMS Trading, Four Paws Products, Central Specialty Pet (Avian and Small Animal, C&S Products and Aquatics), Segrest, K&H Pet Products, Arden, DMC, Life Sciences, Interpet, General Pet and Pet Distribution. These businesses are engaged in the manufacture, purchase, sale and delivery of internally and externally produced pet supplies, animal health and insect controls, aquariums, books, dog treats and food, as well as live fish and small animals principally to independent pet distributors, big-box retailers, regional retailer chains, e-commerce retailers, grocery stores and mass merchants. The Garden segment consists of Grass Seed, Bird Feed, Chemicals and Fertilizers, Excel Marketing, Gulfstream, Hydro-Organics, Pottery (terra-cotta), Cedarworks, Bell Nursery, Hopewell Nursery, DMO, Green Garden, D&D Commodities and Garden Distribution. Products manufactured, designed and sourced, or distributed include products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include live plants; grass, vegetable, flower and herb seed; wild bird feed, bird houses and other birding accessories; terra-cotta pottery; herbicides, pesticides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, online retailers, grocery stores, nurseries and garden supply retailers.
The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and inter-segment eliminations.
The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2022		2021		2020
	(in millions)
Other garden products	$865.3		$876.6		$491.7
Other pet products	765.9		767.0		821.1
Other manufacturers' products	730.2		749.1		600.7
Dog & cat products	542.9		570.9		502.1
Wild bird	434.3		340.1		—	(1)
Controls & fertilizer products	—	(1)	—	(1)	279.9
Total	$3,338.6		$3,303.7		$2,695.5
(1) The product category was less than 10% of our consolidated net sales in the period.
See Note 4 – Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below:

	Fiscal Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands)
Net sales:
Pet segment	$1,878,110	$1,894,929	$1,678,027
Garden segment	1,460,478	1,408,755	1,017,482
Total	$3,338,588	$3,303,684	$2,695,509
Operating income (loss):
Pet segment	$208,924	$208,201	$171,369
Garden segment	153,956	138,755	115,413
Corporate	(102,844)	(92,460)	(88,805)
Total	260,036	254,496	197,977
Interest expense	(58,253)	(58,597)	(44,016)
Interest income	719	415	4,027
Other expense, net	(3,596)	(1,506)	(4,250)
Income before income taxes and noncontrolling interest	198,906	194,808	153,738
Income tax expense	46,234	42,035	32,218
Net income including noncontrolling interest	152,672	152,773	121,520
Net income attributable to noncontrolling interest	520	1,027	844
Net income attributable to Central Garden & Pet Company	$152,152	$151,746	$120,676
Assets:
Pet segment	$1,069,167	$966,437	$877,901
Garden segment	1,405,802	1,313,899	481,401
Corporate and eliminations	807,033	836,344	980,062
Total	$3,282,002	$3,116,680	$2,339,364
Depreciation and amortization:
Pet segment	$38,960	$36,952	$38,116
Garden segment	36,583	33,050	10,590
Corporate	5,405	4,725	6,653
Total	$80,948	$74,727	$55,359
Expenditures for long-lived assets:
Pet segment	$46,917	$44,919	$31,106
Garden segment	65,126	34,043	8,177
Corporate	3,162	1,371	3,772
Total	$115,205	$80,333	$43,055
Noncontrolling interest is associated with the Garden segment.