Form 10-Q
period 2022-12-24
CENTRAL GARDEN & PET CO
filed 2023-02-01
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 25, 2023	11,237,135
Class A Common Stock Outstanding as of January 25, 2023	41,165,880
Class B Stock Outstanding as of January 25, 2023	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 24, 2022, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•high inflation, rising interest rates, a potential recession and other adverse macro-economic conditions, including any impact that could result if the U.S. government were to default on its debt obligations;
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
•potential restructuring activities to improve long-term profitability;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	December 24, 2022	December 25, 2021	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$87,800	$296,038	$177,442
Restricted cash	14,745	12,913	14,742
Accounts receivable (less allowances of $26,115, $27,937 and $26,246)	329,129	343,659	376,787
Inventories, net	1,024,359	844,899	938,000
Prepaid expenses and other	56,590	34,213	46,883
Total current assets	1,512,623	1,531,722	1,553,854
Plant, property and equipment, net	396,675	340,133	396,979
Goodwill	546,436	369,391	546,436
Other intangible assets, net	534,207	130,190	543,210
Operating lease right-of-use assets	184,351	169,709	186,344
Other assets	54,777	576,896	55,179
Total	$3,229,069	$3,118,041	$3,282,002
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$194,159	$244,826	$215,681
Accrued expenses	179,231	225,062	201,783
Current lease liabilities	49,353	43,051	48,111
Current portion of long-term debt	296	411	317
Total current liabilities	423,039	513,350	465,892
Long-term debt	1,186,649	1,185,057	1,186,245
Long-term lease liabilities	145,261	132,174	147,724
Deferred income taxes and other long-term obligations	150,676	58,560	147,429
Equity:
Common stock, $0.01 par value: 11,250,162, 11,335,658 and 11,296,351 shares outstanding at December 24, 2022, December 25, 2021 and September 24, 2022	113	113	113
Class A common stock, $0.01 par value: 41,175,036, 42,205,761 and 41,336,223 shares outstanding at December 24, 2022, December 25, 2021 and September 24, 2022	412	422	413
Class B stock, $0.01 par value: 1,602,374, 1,612,374 and 1,612,374 shares outstanding at December 24, 2022, December 25, 2021 and September 24, 2022	16	16	16
Additional paid-in capital	585,127	578,917	582,056
Retained earnings	740,549	650,032	755,253
Accumulated other comprehensive loss	(3,363)	(1,273)	(4,145)
Total Central Garden & Pet Company shareholders’ equity	1,322,854	1,228,227	1,333,706
Noncontrolling interest	590	673	1,006
Total equity	1,323,444	1,228,900	1,334,712
Total	$3,229,069	$3,118,041	$3,282,002
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	December 24, 2022	December 25, 2021
Net sales	$627,663	$661,398
Cost of goods sold	455,964	463,202
Gross profit	171,699	198,196
Selling, general and administrative expenses	171,293	171,982
Operating income	406	26,214
Interest expense	(14,469)	(14,484)
Interest income	693	76
Other income (expense)	1,699	(209)
Income (loss) before income taxes and noncontrolling interest	(11,671)	11,597
Income tax (benefit) expense	(2,822)	2,401
Income (loss) including noncontrolling interest	(8,849)	9,196
Net income (loss) attributable to noncontrolling interest	(416)	187
Net income (loss) attributable to Central Garden & Pet Company	$(8,433)	$9,009
Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$(0.16)	$0.17
Diluted	$(0.16)	$0.16
Weighted average shares used in the computation of net income (loss) per share:
Basic	52,478	53,491
Diluted	52,478	54,909
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	December 24, 2022	December 25, 2021
Income (loss) including noncontrolling interest	$(8,849)	$9,196
Other comprehensive income (loss):
Foreign currency translation	782	(442)
Total comprehensive income (loss)	(8,067)	8,754
Comprehensive income (loss) attributable to noncontrolling interest	(416)	187
Comprehensive income (loss) attributable to Central Garden & Pet Company	$(7,651)	$8,567
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 24, 2022	December 25, 2021
Cash flows from operating activities:
Net income (loss)	$(8,849)	$9,196
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	21,692	20,202
Amortization of deferred financing costs	675	640
Non-cash lease expense	12,738	11,405
Stock-based compensation	6,577	5,187
Debt extinguishment costs	—	169
Deferred income taxes	3,260	2,737
Other operating activities	(35)	(70)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	48,062	41,508
Inventories	(84,689)	(159,932)
Prepaid expenses and other assets	(11,620)	(3,635)
Accounts payable	(16,107)	1,150
Accrued expenses	(23,049)	(9,790)
Other long-term obligations	(5)	(53)
Operating lease liabilities	(11,952)	(11,172)
Net cash used by operating activities	(63,302)	(92,458)
Cash flows from investing activities:
Additions to plant, property and equipment	(17,698)	(24,210)
Investments	(250)	(1,918)
Net cash used in investing activities	(17,948)	(26,128)
Cash flows from financing activities:
Repayments of long-term debt	(88)	(767)
Repurchase of common stock, including shares surrendered for tax withholding	(9,341)	(7,775)
Payment of contingent consideration liability	(7)	(89)
Distribution to noncontrolling interest	—	(806)
Payment of financing costs	—	(2,153)
Net cash used by financing activities	(9,436)	(11,590)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,047	(395)
Net decrease in cash, cash equivalents and restricted cash	(89,639)	(130,571)
Cash, cash equivalents and restricted cash at beginning of period	192,184	439,522
Cash, cash equivalents and restricted cash at end of period	$102,545	$308,951
Supplemental information:
Cash paid for interest	$19,907	$19,750
New operating lease right of use assets	$11,022	$15,616
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 24, 2022
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 24, 2022 and December 25, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three months ended December 24, 2022 and December 25, 2021 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 24, 2022 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022, which has previously been filed with the Securities and Exchange Commission. The September 24, 2022 balance sheet presented herein was derived from the audited financial statements.
Noncontrolling Interest
Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the condensed consolidated statements of operations. See Note 7, Supplemental Equity Information, for additional information.
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 24, 2022, December 25, 2021 and September 24, 2022, respectively.

	December 24, 2022	December 25, 2021	September 24, 2022
	(in thousands)
Cash and cash equivalents	$87,800	$296,038	$177,442
Restricted cash	14,745	12,913	14,742
Total cash, cash equivalents and restricted cash	$102,545	$308,951	$192,184

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

The Company maintains an allowance for credit losses related to its trade accounts receivable associated with future expected credit losses resulting from the inability of its customers to make required payments. The Company estimates the allowance based upon historical bad debts, current customer receivable balances and the customer’s financial condition. The allowance is adjusted to reflect changes in current and forecasted macroeconomic conditions. The Company’s estimate of credit losses includes expected current and future economic and market conditions.

Revenue Recognition
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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

Recent Accounting Pronouncements
Recently Issued Accounting Updates
There are no recent accounting pronouncements that are anticipated to have a material impact on the Company's condensed consolidated financial statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis consist of contingent consideration within Level 3 of the fair value hierarchy. Such amounts are not material for all periods presented.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 24, 2022 and December 25, 2021, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of December 24, 2022, December 25, 2021 and September 24, 2022 was $329.6 million, $400.1 million and $327.6 million, respectively, compared to a carrying value of $395.0 million, $394.4 million and $394.8 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of December 24, 2022, December 25, 2021 and September 24, 2022 was $420.9 million, $504.3 million and $407.6 million, respectively, compared to a carrying value of $493.8 million, $493.0 million and $493.6 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 24, 2022, December 25, 2021 and September 24, 2022 was $281.7 million, $314.4 million and $272.2 million, respectively, compared to a carrying value of $297.6 million, $297.1 million and $297.5 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	December 24, 2022	December 25, 2021	September 24, 2022
	(in thousands)
Raw materials	$296,929	$250,822	$266,695
Work in progress	140,769	100,933	99,842
Finished goods	543,971	469,819	528,481
Supplies	42,690	23,325	42,982
Total inventories, net	$1,024,359	$844,899	$938,000

4.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 24, 2022 and December 25, 2021.

5.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.9)	$—	$1.2
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.9)	(26.0)	227.7
Customer-related intangible assets – amortizable	416.4	(125.4)	(2.5)	288.4
Other acquired intangible assets – amortizable	39.7	(27.6)	—	12.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(27.6)	(1.2)	18.1
Total other intangible assets, net	$737.8	$(173.9)	$(29.8)	$534.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.4)	$—	$2.6
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.4)	(26.0)	47.2
Customer-related intangible assets – amortizable	143.6	(78.3)	(2.5)	62.8
Other acquired intangible assets – amortizable	37.2	(22.9)	—	14.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.9)	(1.2)	20.2
Total other intangible assets, net	$280.6	$(120.6)	$(29.8)	$130.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.5)	$—	$1.5
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.5)	(26.0)	228.0
Customer-related intangible assets – amortizable	416.4	(117.8)	(2.5)	296.1
Other acquired intangible assets – amortizable	39.7	(26.6)	—	13.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(26.6)	(1.2)	19.1
Total other intangible assets, net	$737.8	$(164.9)	$(29.8)	$543.2
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three months ended December 24, 2022, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of two years for marketing-related intangibles, 12 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $9.0 million and $4.2 million for the three months ended December 24, 2022 and December 25, 2021, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $35 million per year from fiscal 2023 through fiscal 2025 and $26 million per year from fiscal 2026 through fiscal 2027.
.
6.    Long-Term Debt
Long-term debt consists of the following:

	December 24, 2022	December 25, 2021	September 24, 2022
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(13,645)	(15,523)	(14,116)
Net carrying value	1,186,355	1,184,477	1,185,884
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	590	991	678
Total	1,186,945	1,185,468	1,186,562
Less current portion	(296)	(411)	(317)
Long-term portion	$1,186,649	$1,185,057	$1,186,245
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 24, 2022.

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
The 2030 Notes require semiannual interest payments on October 15 and April 15. The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of the Company's senior secured revolving credit facility or guarantee the Company's other debt.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 24, 2022.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of the Company's senior secured revolving credit facility, or which guarantee the Company's other debt.
The Company may redeem some or all of the 2028 Notes at any time, at its option, prior to January 1, 2024 at the principal amount plus a “make whole” premium. The Company may redeem some or all of the 2028 Notes, at its option, at any time on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854%, and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require the Company to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 24, 2022.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. At December 24, 2022, the Company's applicable borrowing base calculation supported access to approximately $538 million under the Amended Credit Facility. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of December 24, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.6 million outstanding as of December 24, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 24, 2022, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of December 24, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR") and does not require an amendment in connection with such transition. As of December 24, 2022, the applicable interest rate related to Base Rate borrowings was 7.5%, and the applicable interest rate related to one-month LIBOR-based borrowings was 5.4%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of December 24, 2022.

7.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 24, 2022 and December 25, 2021.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 24, 2022	$113	$413	$16	$582,056	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Comprehensive loss	—	—	—	—	(8,433)	782	(7,651)	(416)	(8,067)
Amortization of share-based awards	—	—	—	4,647	—	—	4,647	—	4,647
Restricted share activity, including net share settlement	—	—	—	(590)	—	—	(590)	—	(590)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,707	—	—	1,708	—	1,708
Repurchase of stock	—	(2)	—	(2,693)	(6,271)	—	(8,966)	—	(8,966)
Balance December 24, 2022	$113	$412	$16	$585,127	$740,549	$(3,363)	$1,322,854	$590	$1,323,444

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 25, 2021	$113	$423	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Comprehensive income	—	—	—	—	9,009	(442)	8,567	187	8,754
Amortization of share-based awards	—	—	—	3,886	—	—	3,886	—	3,886
Restricted share activity, including net share settlement	—	—	—	(705)	—	—	(705)	—	(705)
Repurchase of stock	—	(1)	—	(1,600)	(5,059)	—	(6,660)	—	(6,660)
Issuance of common stock, including net share settlement of stock options	—	—	—	890	—	—	890	—	890
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(806)	(806)
Balance December 25, 2021	$113	$422	$16	$578,917	$650,032	$(1,273)	$1,228,227	$673	$1,228,900

8.    Stock-Based Compensation
The Company recognized share-based compensation expense of $6.6 million and $5.2 million for the three months ended December 24, 2022 and December 25, 2021, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 24, 2022 and December 25, 2021 was $1.6 million and $1.2 million, respectively.

9.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations.

	Three Months Ended
	December 24, 2022
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net loss available to common shareholders	$(8,433)	52,478	$(0.16)
Effect of dilutive securities (1):
Options to purchase common stock	—	—	—
Restricted shares	—	—	—
Performance stock units	—	—	—
Diluted EPS:
Net loss available to common shareholders	$(8,433)	52,478	$(0.16)
(1) The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three months ended December 24, 2022, because their inclusion in a loss period would be anti-dilutive to the earnings per share calculation.

	Three Months Ended
	December 25, 2021
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$9,009	53,491	$0.17
Effect of dilutive securities:
Options to purchase common stock	—	632	—
Restricted shares	—	786	(0.01)
Diluted EPS:
Net income available to common shareholders	$9,009	54,909	$0.16

Options to purchase 2.1 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at December 24, 2022, and options to purchase 2.6 million shares of Class A common stock at prices ranging from $13.82 to $51.37 per share were outstanding at December 25, 2021.

For the three months ended December 24, 2022 and December 25, 2021, approximately 0.5 million and 21 thousand options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the three months ended December 24, 2022, 0.3 million options outstanding, 0.7 million restricted shares and 0.1 million performance stock units were excluded from the diluted earnings per share calculation because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

10.    Segment Information

Management has determined that the Company has two operating segments, which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet segment and the Garden segment. Substantially all of the Company's assets and operations relate to its business in the United States. Financial information relating to the Company's business segments is presented in the table below.

	Three Months Ended
	December 24, 2022	December 25, 2021
	(in thousands)
Net sales:
Pet segment	$415,820	$436,002
Garden segment	211,843	225,396
Total net sales	$627,663	$661,398
Operating income (loss)
Pet segment	39,555	45,251
Garden segment	(10,820)	6,057
Corporate	(28,329)	(25,094)
Total operating income	406	26,214
Interest expense - net	(13,776)	(14,408)
Other income (expense)	1,699	(209)
Income tax (benefit) expense	(2,822)	2,401
Income (loss) including noncontrolling interest	(8,849)	9,196
Net income (loss) attributable to noncontrolling interest	(416)	187
Net income (loss) attributable to Central Garden & Pet Company	$(8,433)	$9,009
Depreciation and amortization:
Pet segment	$10,112	$9,549
Garden segment	10,842	9,620
Corporate	738	1,033
Total depreciation and amortization	$21,692	$20,202

	December 24, 2022	December 25, 2021	September 24, 2022
	(in thousands)
Assets:
Pet segment	$1,041,944	$992,788	$1,069,167
Garden segment	1,472,102	1,417,011	1,405,802
Corporate	715,023	708,242	807,033
Total assets	$3,229,069	$3,118,041	$3,282,002
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	269,369	92,324	269,369
Total goodwill	$546,436	$369,391	$546,436

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended December 24, 2022
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$139.5	$—	$139.5
Dog and cat products	134.2	—	134.2
Other manufacturers' products	103.4	46.0	149.4
Wild bird products	38.7	59.5	98.3
Other garden supplies	—	106.3	106.3
Total	$415.8	$211.8	$627.7

	Three Months Ended December 25, 2021
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$153.6	$—	$153.6
Dog and cat products	144.9	—	144.9
Other manufacturers' products	104.5	49.4	153.9
Wild bird products	33.0	54.7	87.7
Other garden supplies	—	121.3	121.3
Total	$436.0	$225.4	$661.4

11.    Contingencies

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
In fiscal 2022, our consolidated net sales were $3.3 billion, of which our Pet segment, or Pet, accounted for approximately $1.9 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2022, our operating income was $260 million consisting of income from our Pet segment of $209 million, income from our Garden segment of $154 million and corporate expenses of $103 million.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this quarterly report.

Recent Developments
Fiscal 2023 First Quarter Financial Performance:
•Net sales declined $33.7 million, or 5.1%, from the prior year quarter to $627.7 million. Pet segment sales decreased $20.2 million, and Garden segment sales decreased $13.5 million.
•Gross profit declined $26.5 million from the prior year quarter, and gross margin decreased 260 basis points to 27.4%.
•Selling, general and administrative expense declined $0.7 million from the prior year quarter to $171.3 million and as a percentage of net sales increased 130 basis points to 27.3%.
•Operating income decreased $25.8 million from the prior year quarter, to $0.4 million.
•The net loss in the first quarter of fiscal 2023 was $8.4 million, or $0.16 per diluted share, compared to net income of $9.0 million, or $0.16 per diluted share, in the first quarter of fiscal 2022.

Results of Operations
Three Months Ended December 24, 2022
Compared with Three Months Ended December 25, 2021
Net Sales
Net sales for the three months ended December 24, 2022 decreased $33.7 million, or 5.1%, to $627.7 million from $661.4 million for the three months ended December 25, 2021. Our branded product sales decreased $29.2 million, and sales of other manufacturers’ products decreased $4.5 million. The decline in net sales was volume related and occurred despite price increases intended to mitigate the adverse impact of rising input costs and other inflationary pressures on our business.
Pet net sales decreased $20.2 million, or 4.6%, to $415.8 million for the three months ended December 24, 2022 from $436.0 million for the three months ended December 25, 2021. The decline in net sales was due primarily to a decrease in our private label pet bed business, attributable to our exit of some profit-challenged product lines in the prior fiscal year, and secondarily, to lower sales of durable items, including those in our aquatics business. These declines were partially offset by increased sales in our dog and cat treats and toys business and wild bird feed. Pet branded product sales declined $19.0 million, and sales of other manufacturers' products declined $1.2 million.
Garden net sales decreased $13.5 million, or 6.0%, to $211.9 million for the three months ended December 24, 2022 from $225.4 million for the three months ended December 25, 2021. The decrease in garden net sales was due primarily to lower sales in our controls and fertilizer business due to the high retailer inventories entering the first quarter of fiscal 2023. Higher retailer inventory and lower foot traffic at most retail lawn and garden outlets resulted in lower sales in most of our Garden categories, partially offset by increased sales in our wild bird feed and grass seed businesses. Garden branded sales decreased $10.2 million, and sales of other manufacturers' products decreased $3.3 million.
Gross Profit
Gross profit for the three months ended December 24, 2022 decreased $26.5 million, or 13.4%, to $171.7 million from $198.2 million for the three months ended December 25, 2021. Gross margin decreased 260 basis points to 27.4% for the three months ended December 24, 2022 from 30.0% for the three months ended December 25, 2021. The decline was driven primarily by the Garden segment largely due to cost inflation and unfavorable overhead absorption due to production and sales volume declines, partially offset by pricing actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.7 million, or 0.4%, to $171.3 million for the three months ended December 24, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 27.3% for the three months ended December 24, 2022, compared to 26.0% in the comparable prior year quarter. Decreased expense in both the Garden and Pet segments was partially offset by increased expense at corporate.
Selling and delivery expense decreased $4.1 million to $75.0 million for the three months ended December 24, 2022 as compared to $79.1 million in the prior year quarter. The decreases, in both the Garden and Pet segments, were due primarily to lower product volume delivered and a customer change from store delivery to warehouse pick-up.
Warehouse and administrative expense increased $3.4 million, or 3.7%, to $96.3 million for the three months ended December 24, 2022 from $92.9 million for the three months ended December 25, 2021. The increase in warehouse and administrative expense was due primarily to increased corporate expense. Corporate expenses increased $3.2 million due primarily to an increase in medical insurance costs and third-party expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $25.8 million to $0.4 million for the three months ended December 24, 2022. Our operating margin decreased from 4.0% in the prior year quarter to 0.1% in the current year quarter. The decrease in operating income was due to a $33.7 million decrease in sales and a 260 basis point decrease in gross margin, partially offset by $0.7 million decline in selling, general and administrative expense.
Pet operating income decreased $5.7 million, or 12.6%, to $39.6 million for the three months ended December 24, 2022 from $45.3 million for the three months ended December 25, 2021, and Pet operating margin declined 90 basis points to 9.5%. Pet operating income and margin decreased due to lower sales and gross margin partially offset by lower selling, general and administrative expense.
Garden operating income decreased $16.9 million to a loss of $10.8 million for the three months ended December 24, 2022, from income of $6.1 million for the three months ended December 25, 2021. Garden operating income decreased due to lower sales and gross margin partially offset by lower selling, general and administrative expense.
Corporate operating expense increased $3.2 million, or 12.9%, to $28.3 million for the three months ended December 24, 2022 from $25.1 million for the three months ended December 25, 2021. Corporate expense increased due primarily to increased medical insurance costs and third-party expenses.
Net Interest Expense
Net interest expense for the three months ended December 24, 2022 decreased $0.6 million, or 4.4%, to $13.8 million from $14.4 million for the three months ended December 25, 2021. The decrease in net interest expense was due to increased interest income resulting from higher rates of interest earned on our cash balance during the current quarter. Debt outstanding on December 24, 2022 was $1,186.9 million compared to $1,185.5 million at December 25, 2021.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was income of $1.7 million for the quarter ended December 24, 2022 compared to an expense of $0.2 million for the quarter ended December 25, 2021. The increase in other income was due primarily to foreign currency gains in the current year quarter as compared to a loss in the prior year quarter.
Income Taxes
Our effective income tax rate was 24.2% for the quarter ended December 24, 2022 and 20.7% for the quarter ended December 25, 2021. The increase in our effective income tax rate was due primarily to a reduced tax benefit from stock compensation compared to the prior year quarter.
Net Income and Earnings Per Share
Our net loss in the first quarter of fiscal 2023 was $8.4 million, or $0.16 per diluted share, compared to net income of $9.0 million, or $0.16 per diluted share, in the first quarter of fiscal 2022.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including adjusted EBITDA. Management believes non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
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
The reconciliations of adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements by allowing for greater transparency in the review of our financial and operating performance. Management also uses adjusted EBITDA in making financial, operating and planning decisions and in evaluating our performance, and we believe it may be useful to investors in evaluating our financial and operating performance and the trends in our business from management's point of view. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 24, 2022
	Pet	Garden	Corp	Total
	(in thousands)
Net loss attributable to Central Garden & Pet Company	$—	$—	$—	$(8,433)
Interest expense, net	—	—	—	13,776
Other income	—	—	—	(1,699)
Income tax benefit	—	—	—	(2,822)
Net loss attributable to noncontrolling interest	—	—	—	(416)
Sum of items below operating income	—	—	—	8,839
Income (loss) from operations	39,555	(10,820)	(28,329)	406
Depreciation & amortization	10,112	10,842	738	21,692
Noncash stock-based compensation	—	—	6,577	6,577
Adjusted EBITDA	$49,667	$22	$(21,014)	$28,675

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended December 25, 2021
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$9,009
Interest expense, net	—	—	—	14,408
Other expense	—	—	—	209
Income tax expense	—	—	—	2,401
Net income attributable to noncontrolling interest	—	—	—	187
Sum of items below operating income	—	—	—	17,205
Income (loss) from operations	45,251	6,057	(25,094)	26,214
Depreciation & amortization	9,549	9,620	1,033	20,202
Noncash stock-based compensation	—	—	5,187	5,187
Adjusted EBITDA	$54,800	$15,677	$(18,874)	$51,603

Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer behavior, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
The inflationary pressure, including notable increases in costs for key commodities, labor and freight, that we experienced in fiscal 2022 is continuing into fiscal 2023.
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
Operating Activities
Net cash used by operating activities decreased by $29.2 million, from $92.5 million for the three months ended December 25, 2021, to $63.3 million for the three months ended December 24, 2022. The decrease in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended December 24, 2022, as compared to the prior year period, predominantly related to inventory.
Investing Activities
Net cash used in investing activities decreased $8.2 million, from $26.1 million for the three months ended December 25, 2021 to $17.9 million during the three months ended December 24, 2022. The decrease in cash used in investing activities was due primarily to lower capital expenditures in the current year compared to the prior year.

Financing Activities
Net cash used by financing activities decreased $2.2 million, from $11.6 million for the three months ended December 25, 2021, to $9.4 million for the three months ended December 24, 2022. The decrease in cash used by financing activities during the current year was due primarily to the payment of financing costs associated with our Amended Credit Facility and a distribution to our noncontrolling interest in the prior year period, as well as lower repayments of long term debt in the current year period, partially offset by increased open market purchases of our common stock during the current year as compared to the prior year. During the three months ended December 24, 2022, we repurchased approximately 0.1 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $2.0 million, or approximately $37.26 per share, and approximately 0.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $6.9 million, or approximately $35.29 per share. During the three months ended December 25, 2021, we repurchased approximately 0.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $6.7 million, or approximately $43.44 per share.
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
We believe that cash flows from operating activities, funds available under our Amended Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million to $80 million in fiscal 2023, of which we have invested approximately $18 million through December 24, 2022.
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
Total Debt
At December 24, 2022, our total debt outstanding was $1,186.9 million, as compared with $1,185.5 million at December 25, 2021.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 24, 2022.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 24, 2022.
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
We may redeem some or all of the 2028 Notes at any time, at our option, at any time on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 24, 2022.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. At December 24, 2022, the Company's applicable borrowing base calculation supported access to approximately $538 million under the Amended Credit Facility. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of December 24, 2022, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $1.6 million outstanding as of December 24, 2022.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 24, 2022, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of December 24, 2022. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable quarterly and a facing fee of 0.125% shall be payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to SOFR and does not require an amendment in connection with such transition. As of December 24, 2022, the applicable interest rate related to Base Rate borrowings was 7.5%, and the applicable interest rate related to one-month LIBOR-based borrowings was 5.4%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended December 24, 2022.

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

Summarized Statements of Operations
	Three Months Ended		Fiscal Year Ended
	December 24, 2022		September 24, 2022
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$167,918	$408,686	$819,213	$2,198,460
Gross profit	$37,111	$132,841	$183,090	$709,635
Income (loss) from operations	$(11,425)	$25,185	$(12,305)	$243,293
Equity in earnings of Guarantor subsidiaries	$18,800	$—	$189,228	$—
Net income (loss)	$(19,076)	$18,800	$(53,968)	$189,228

Summarized Balance Sheet Information
	As of		As of
	December 24, 2022		September 24, 2022
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$368,444	$940,250	$455,381	$904,090
Intercompany receivable from Non-guarantor subsidiaries	313,930	62,140	309,238	61,794
Other assets	3,142,232	2,401,665	3,124,526	2,458,823
Total assets	$3,824,606	$3,404,055	$3,889,145	$3,424,707

Current liabilities	$152,191	$230,330	$162,793	$267,872
Long-term debt	1,186,361	—	1,185,891	—
Other liabilities	1,392,756	219,022	1,450,702	220,990
Total liabilities	$2,731,308	$449,352	$2,799,386	$488,862

New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 24, 2022.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer, have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2023. There were no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 24, 2022.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 24, 2022 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 25, 2022 - October 29, 2022	174,625	(2) (3)	$35.43	171,054	$97,493,000	(4)
October 30, 2022 - November 26, 2022	6,069	(3)	$39.03	1,602	$97,432,000
November 27, 2022 - December 24, 2022	85,812	(2) (3)	$36.50	78,255	$94,591,000
Total	266,506		$35.86	250,911	$94,591,000

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 24, 2022, we had $94.6 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)During the period September 25 through October 29, 2022, we repurchased 171,054 shares under the two plans. We repurchased 100,977 shares under the Equity Dilution Authorization and 70,077 shares under the 2019 Repurchase Authorization.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished

10.1*	Employment Agreement Amendment effective September 29, 2022 between Central Garden & Pet Company and Timothy P. Cofer.	8-K	001-33268	10.1	10/3/2022

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 1, 2023

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)