Form 10-Q
period 2023-03-25
CENTRAL GARDEN & PET CO
filed 2023-05-04
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2023	11,221,030
Class A Common Stock Outstanding as of April 30, 2023	41,271,743
Class B Stock Outstanding as of April 30, 2023	1,602,374

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

•our ability to pass through cost increases in a timely manner;
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
•adverse weather conditions;
•the success of our Central to Home strategy and our cost and simplicity program;
•risks associated with our acquisition strategy, including our ability to successfully integrate acquisitions and the impact of purchase accounting on our financial results;
•restructuring activities to improve long-term profitability;
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
•our ability to protect our trademarks and other proprietary rights;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 25, 2023	March 26, 2022	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$60,607	$54,082	$177,442
Restricted cash	13,475	12,676	14,742
Accounts receivable (less allowances of $28,283, $28,234 and $26,246)	564,874	619,629	376,787
Inventories, net	966,900	888,051	938,000
Prepaid expenses and other	48,019	49,449	46,883
Total current assets	1,653,875	1,623,887	1,553,854
Plant, property and equipment, net	395,788	384,940	396,979
Goodwill	546,436	511,973	546,436
Other intangible assets, net	525,301	499,251	543,210
Operating lease right-of-use assets	174,435	204,148	186,344
Other assets	54,963	125,059	55,179
Total	$3,350,798	$3,349,258	$3,282,002
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$225,311	$297,194	$215,681
Accrued expenses	201,286	228,412	201,783
Current lease liabilities	49,082	44,765	48,111
Current portion of long-term debt	270	378	317
Total current liabilities	475,949	570,749	465,892
Long-term debt	1,212,053	1,185,456	1,186,245
Long-term lease liabilities	135,695	165,446	147,724
Deferred income taxes and other long-term obligations	154,854	133,274	147,429
Equity:
Common stock, $0.01 par value: 11,236,635, 11,335,658 and 11,296,351 shares outstanding at March 25, 2023, March 26, 2022 and September 24, 2022	112	113	113
Class A common stock, $0.01 par value: 41,289,878, 42,228,533 and 41,336,223 shares outstanding at March 25, 2023, March 26, 2022 and September 24, 2022	413	422	413
Class B stock, $0.01 par value: 1,602,374, 1,612,374 and 1,612,374 shares outstanding at March 25, 2023, March 26, 2022 and September 24, 2022	16	16	16
Additional paid-in capital	587,378	580,555	582,056
Retained earnings	786,776	712,683	755,253
Accumulated other comprehensive loss	(3,601)	(703)	(4,145)
Total Central Garden & Pet Company shareholders’ equity	1,371,094	1,293,086	1,333,706
Noncontrolling interest	1,153	1,247	1,006
Total equity	1,372,247	1,294,333	1,334,712
Total	$3,350,798	$3,349,258	$3,282,002
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Net sales	$909,004	$954,370	$1,536,667	$1,615,768
Cost of goods sold	649,366	667,578	1,105,330	1,130,780
Gross profit	259,638	286,792	431,337	484,988
Selling, general and administrative expenses	181,597	179,947	352,890	351,929
Operating income	78,041	106,845	78,447	133,059
Interest expense	(14,876)	(14,729)	(29,345)	(29,211)
Interest income	186	27	879	101
Other income (expense)	595	(369)	2,294	(578)
Income before income taxes and noncontrolling interest	63,946	91,774	52,275	103,371
Income tax expense	15,268	21,488	12,446	23,889
Income including noncontrolling interest	48,678	70,286	39,829	79,482
Net income attributable to noncontrolling interest	563	573	147	760
Net income attributable to Central Garden & Pet Company	$48,115	$69,713	$39,682	$78,722
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.92	$1.30	$0.76	$1.47
Diluted	$0.90	$1.27	$0.74	$1.44
Weighted average shares used in the computation of net income per share:
Basic	52,443	53,458	52,461	53,475
Diluted	53,534	54,722	53,520	54,818
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Income including noncontrolling interest	$48,678	$70,286	$39,829	$79,482
Other comprehensive income (loss):
Foreign currency translation	(238)	570	545	128
Total comprehensive income	48,440	70,856	40,374	79,610
Comprehensive income attributable to noncontrolling interest	563	573	147	760
Comprehensive income attributable to Central Garden & Pet Company	$47,877	$70,283	$40,227	$78,850
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 25, 2023	March 26, 2022
Cash flows from operating activities:
Net income	$39,829	$79,482
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	43,801	38,449
Amortization of deferred financing costs	1,349	1,316
Non-cash lease expense	25,369	23,532
Stock-based compensation	13,327	11,479
Debt extinguishment costs	—	169
Deferred income taxes	7,486	77,416
Other operating activities	136	(124)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(187,745)	(234,146)
Inventories	(27,152)	(202,996)
Prepaid expenses and other assets	(3,868)	(84,983)
Accounts payable	15,421	51,195
Accrued expenses	(462)	(10,038)
Other long-term obligations	(21)	(64)
Operating lease liabilities	(24,542)	(22,768)
Net cash used by operating activities	(97,072)	(272,081)
Cash flows from investing activities:
Additions to plant, property and equipment	(30,228)	(75,419)
Investments	(500)	(1,918)
Other investing activities	(100)	100
Net cash used in investing activities	(30,828)	(77,237)
Cash flows from financing activities:
Repayments of long-term debt	(182)	(889)
Borrowings under revolving line of credit	48,000	—
Repayments under revolving line of credit	(23,000)	—
Repurchase of common stock, including shares surrendered for tax withholding	(16,165)	(18,752)
Payment of contingent consideration liability	(12)	(125)
Distribution to noncontrolling interest	—	(806)
Payment of financing costs	—	(2,442)
Net cash provided (used) by financing activities	8,641	(23,014)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,157	(432)
Net decrease in cash, cash equivalents and restricted cash	(118,102)	(372,764)
Cash, cash equivalents and restricted cash at beginning of period	192,184	439,522
Cash, cash equivalents and restricted cash at end of period	$74,082	$66,758
Supplemental information:
Cash paid for interest	$29,343	$29,042
Cash paid for taxes	$1,889	$24,603
New operating lease right of use assets	$13,776	$62,251
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 25, 2023
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 25, 2023 and March 26, 2022, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended March 25, 2023 and March 26, 2022, and the condensed consolidated statements of cash flows for the six months ended March 25, 2023 and March 26, 2022 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 25, 2023 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022, which has previously been filed with the Securities and Exchange Commission. The September 24, 2022 balance sheet presented herein was derived from the audited financial statements.
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
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company maintains cash accounts that exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 25, 2023, March 26, 2022 and September 24, 2022, respectively.

	March 25, 2023	March 26, 2022	September 24, 2022
	(in thousands)
Cash and cash equivalents	$60,607	$54,082	$177,442
Restricted cash	13,475	12,676	14,742
Total cash, cash equivalents and restricted cash	$74,082	$66,758	$192,184

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 25, 2023 and March 26, 2022, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of March 25, 2023, March 26, 2022 and September 24, 2022 was $334.0 million, $359.2 million and $327.6 million, respectively, compared to a carrying value of $395.1 million, $394.5 million and $394.8 million, respectively.

In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of March 25, 2023, March 26, 2022 and September 24, 2022 was $426.3 million, $452.5 million and $407.6 million, respectively, compared to a carrying value of $494.0 million, $493.2 million and $493.6 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 25, 2023, March 26, 2022 and September 24, 2022 was $281.9 million, $296.8 million and $272.2 million, respectively, compared to a carrying value of $297.7 million, $297.3 million and $297.5 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	March 25, 2023	March 26, 2022	September 24, 2022
	(in thousands)
Raw materials	$295,071	$249,793	$266,695
Work in progress	190,526	99,157	99,842
Finished goods	454,464	511,284	528,481
Supplies	26,839	27,817	42,982
Total inventories, net	$966,900	$888,051	$938,000

4.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the six months ended March 25, 2023 and March 26, 2022.

5.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 25, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.1)	$—	$1.0
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(21.1)	(26.0)	227.5
Customer-related intangible assets – amortizable	416.4	(133.1)	(2.5)	280.8
Other acquired intangible assets – amortizable	39.7	(28.6)	—	11.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(28.6)	(1.2)	17.1
Total other intangible assets, net	$737.8	$(182.8)	$(29.8)	$525.3
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 26, 2022
Marketing-related intangible assets – amortizable	$22.1	$(19.8)	$—	$2.2
Marketing-related intangible assets – nonamortizable	218.2	—	(26.0)	192.2
Total	240.3	(19.8)	(26.0)	194.4
Customer-related intangible assets – amortizable	386.4	(100.2)	(2.5)	283.7
Other acquired intangible assets – amortizable	39.7	(24.5)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(24.5)	(1.2)	21.1
Total other intangible assets, net	$673.5	$(144.5)	$(29.8)	$499.3
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.5)	$—	$1.5
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.5)	(26.0)	228.0
Customer-related intangible assets – amortizable	416.4	(117.8)	(2.5)	296.1
Other acquired intangible assets – amortizable	39.7	(26.6)	—	13.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(26.6)	(1.2)	19.1
Total other intangible assets, net	$737.8	$(164.9)	$(29.8)	$543.2
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the six months ended March 25, 2023, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of two years for marketing-related intangibles, 12 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $8.9 million and $7.8 million for the three months ended March 25, 2023 and March 26, 2022, respectively, and $17.9 million and $14.7 million for the six months ended March 25, 2023 and March 26, 2022, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $35 million per year from fiscal 2023 through fiscal 2025 and $26 million per year from fiscal 2026 through fiscal 2027.
.
6.    Long-Term Debt
Long-term debt consists of the following:

	March 25, 2023	March 26, 2022	September 24, 2022
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(13,174)	(15,051)	(14,116)
Net carrying value	1,186,826	1,184,949	1,185,884
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	25,000	—	—
Other notes payable	497	885	678
Total	1,212,323	1,185,834	1,186,562
Less current portion	(270)	(378)	(317)
Long-term portion	$1,212,053	$1,185,456	$1,186,245
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 25, 2023.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 25, 2023.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 25, 2023.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. At March 25, 2023, the Company's applicable borrowing base calculation supported access to approximately $635 million under the Amended Credit Facility. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of March 25, 2023, there were borrowings of $25 million outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside the Amended Credit Facility, there were other letters of credit of $1.3 million outstanding as of March 25, 2023.
Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 25, 2023, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of March 25, 2023. An unused line fee is payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to Secured Overnight Financing Rate ("SOFR"). As of March 25, 2023, the applicable interest rate related to Base Rate borrowings was 8.0%, and the applicable interest rate related to one-month LIBOR-based borrowings was 5.8%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of March 25, 2023.

7.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 25, 2023 and March 26, 2022.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 24, 2022	$113	$413	$16	$582,056	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Comprehensive loss	—	—	—	—	(8,433)	782	(7,651)	(416)	(8,067)
Amortization of share-based awards	—	—	—	4,647	—	—	4,647	—	4,647
Restricted share activity, including net share settlement	—	—	—	(590)	—	—	(590)	—	(590)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,707	—	—	1,708	—	1,708
Repurchase of stock	—	(2)	—	(2,693)	(6,271)	—	(8,966)	—	(8,966)
Balance December 24, 2022	$113	$412	$16	$585,127	$740,549	$(3,363)	$1,322,854	$590	$1,323,444
Comprehensive income	—	—	—	—	48,115	(238)	47,877	563	48,440
Amortization of share-based awards	—	—	—	5,015	—	—	5,015	—	5,015
Restricted share activity, including net share settlement	—	1	—	(3,115)	—	—	(3,114)	—	(3,114)
Repurchase of stock	(1)	(1)	—	(807)	(1,888)	—	(2,697)	—	(2,697)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,158	—	—	1,159	—	1,159
Balance March 25, 2023	$112	$413	$16	$587,378	$786,776	$(3,601)	$1,371,094	$1,153	$1,372,247

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 25, 2021	$113	$423	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Comprehensive income	—	—	—	—	9,009	(442)	8,567	187	8,754
Amortization of share-based awards	—	—	—	3,886	—	—	3,886	—	3,886
Restricted share activity, including net share settlement	—	—	—	(705)	—	—	(705)	—	(705)
Repurchase of stock	—	(1)	—	(1,600)	(5,059)	—	(6,660)	—	(6,660)
Issuance of common stock, including net share settlement of stock options	—	—	—	890	—	—	890	—	890
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(806)	(806)
Balance December 25, 2021	$113	$422	$16	$578,917	$650,032	$(1,273)	$1,228,227	$673	$1,228,900
Comprehensive income	—	—	—	—	69,713	570	70,283	573	70,856
Amortization of share-based awards	—	—	—	4,624	—	—	4,624	—	4,624
Restricted share activity, including net share settlement	—	2	—	(923)	—	—	(921)	—	(921)
Repurchase of stock	—	(2)		(2,372)	(7,062)	—	(9,436)		(9,436)
Issuance of common stock, including net share settlement of stock options	—	—	—	309	—	—	309	—	309
Other	—	—	—	—	—	—	—	1	1
Balance March 26, 2022	$113	$422	$16	$580,555	$712,683	$(703)	$1,293,086	$1,247	$1,294,333

8.    Stock-Based Compensation
The Company recognized share-based compensation expense of $13.3 million and $11.5 million for the six months ended March 25, 2023 and March 26, 2022, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 25, 2023 and March 26, 2022 was $3.2 million and $2.7 million, respectively.

9.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Six Months Ended
	March 25, 2023			March 25, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$48,115	52,443	$0.92	$39,682	52,461	$0.76
Effect of dilutive securities:
Options to purchase common stock	—	310	(0.01)	—	300	(0.01)
Restricted shares	—	690	(0.01)	—	687	(0.01)
Performance stock units	—	91	—		72	—
Diluted EPS:
Net income available to common shareholders	$48,115	53,534	$0.90	$39,682	53,520	$0.74

	Three Months Ended			Six Months Ended
	March 26, 2022			March 26, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$69,713	53,458	$1.30	$78,722	53,475	$1.47
Effect of dilutive securities:
Options to purchase common stock	—	515	(0.01)	—	572	(0.01)
Restricted shares	—	749	(0.02)	—	771	(0.02)
Diluted EPS:
Net income available to common shareholders	$69,713	54,722	$1.27	$78,722	54,818	$1.44

Options to purchase 2.0 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at March 25, 2023, and options to purchase 2.4 million shares of Class A common stock at prices ranging from $13.82 to $51.37 per share were outstanding at March 26, 2022.

For the three months ended March 25, 2023 and March 26, 2022, approximately 0.6 million and 0.4 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the six months ended March 25, 2023 and March 26, 2022, approximately 0.6 million and 21 thousand options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
	(in thousands)
Net sales:
Pet segment	$475,203	$497,640	$891,023	$933,642
Garden segment	433,801	456,730	$645,644	682,126
Total net sales	$909,004	$954,370	$1,536,667	$1,615,768
Operating income (loss)
Pet segment	55,255	60,645	94,810	105,896
Garden segment	49,619	70,511	38,799	76,568
Corporate	(26,833)	(24,311)	(55,162)	(49,405)
Total operating income	78,041	106,845	78,447	133,059
Interest expense - net	(14,690)	(14,702)	(28,466)	(29,110)
Other income (expense)	595	(369)	2,294	(578)
Income tax expense	15,268	21,488	12,446	23,889
Income including noncontrolling interest	48,678	70,286	39,829	79,482
Net income attributable to noncontrolling interest	563	573	147	760
Net income attributable to Central Garden & Pet Company	$48,115	$69,713	$39,682	$78,722
Depreciation and amortization:
Pet segment	$10,474	$9,539	$20,586	$19,088
Garden segment	10,818	7,719	21,660	17,339
Corporate	817	989	1,555	2,022
Total depreciation and amortization	$22,109	$18,247	$43,801	$38,449

	March 25, 2023	March 26, 2022	September 24, 2022
	(in thousands)
Assets:
Pet segment	$1,058,549	$1,101,814	$1,069,167
Garden segment	1,620,907	1,634,158	1,405,802
Corporate	671,342	613,286	807,033
Total assets	$3,350,798	$3,349,258	$3,282,002
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	269,369	234,906	269,369
Total goodwill	$546,436	$511,973	$546,436

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended March 25, 2023			Six Months Ended March 25, 2023
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$194.1	$—	$194.1	$333.6	$—	$333.6
Dog and cat products	126.7	—	126.7	260.8	—	260.8
Other manufacturers' products	103.0	95.7	198.7	206.4	141.8	348.2
Wild bird products	51.4	81.5	132.9	90.2	141.0	231.3
Other garden supplies	—	256.6	256.6	—	362.8	362.8
Total	$475.2	$433.8	$909.0	$891.0	$645.6	$1,536.7

	Three Months Ended March 26, 2022			Six Months Ended March 26, 2022
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$223.7	$—	$223.7	$377.4	$—	$377.4
Dog and cat products	129.3	—	129.3	274.2	—	274.2
Other manufacturers' products	98.5	95.4	193.9	203.0	144.8	347.8
Wild bird products	46.1	72.8	118.9	79.0	127.5	206.5
Other garden supplies	—	288.5	288.5	—	409.8	409.8
Total	$497.6	$456.7	$954.3	$933.6	$682.1	$1,615.7

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

12.    Subsequent Event

In April 2023, the Company announced the closure of a leased manufacturing and distribution facility in Athens, Texas. This decision reflects the Company’s purposeful exit of low-margin private-label pet bed product lines and its efforts to achieve a simpler, more efficient manufacturing and distribution network leveraging the supply chain synergies of the Company’s cushion facilities.
This facility closure is expected to result in a one-time charge to earnings of approximately $15 million in the Company’s fiscal third quarter, composed of charges for facilities closure, severance, inventory liquidation and related intangibles, the majority of which will be non-cash.

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

Recent Developments
Fiscal 2023 Second Quarter Financial Performance:
•Net sales declined $45.4 million, or 4.8%, from the prior year quarter to $909.0 million. Pet segment sales decreased $22.5 million, and Garden segment sales decreased $22.9 million.
•Gross profit declined $27.2 million from the prior year quarter, and gross margin decreased 150 basis points to 28.6%.
•Selling, general and administrative expense increased $1.7 million from the prior year quarter to $181.6 million and as a percentage of net sales increased 110 basis points to 20.0%.
•Operating income decreased $28.8 million from the prior year quarter, to $78.0 million.
•Net income in the second quarter of fiscal 2023 was $48.1 million, or $0.90 per diluted share, compared to net income of $69.7 million, or $1.27 per diluted share, in the second quarter of fiscal 2022.
Facility Closure
In April 2023, we announced the closure of a leased manufacturing and distribution facility in Athens, Texas. This decision reflects our purposeful exit of low-margin private-label pet bed product lines and our efforts to achieve a simpler, more efficient manufacturing and distribution network leveraging the supply chain synergies of our cushion facilities.
This facility closure is expected to result in a one-time charge to earnings of approximately $15 million in our fiscal third quarter, composed of charges for facilities closure, severance, inventory liquidation and related intangibles, the majority of which will be non-cash.

Results of Operations
Three Months Ended March 25, 2023
Compared with Three Months Ended March 26, 2022
Net Sales
Net sales for the three months ended March 25, 2023 decreased $45.4 million, or 4.8%, to $909.0 million from $954.4 million for the three months ended March 26, 2022. Our branded product sales decreased $50.1 million, and sales of other manufacturers’ products increased $4.7 million. Both segments had volume related decreases in net sales that more than offset price increases taken to respond to rising input costs.
Pet net sales decreased $22.5 million, or 4.5%, to $475.2 million for the three months ended March 25, 2023 from $497.7 million for the three months ended March 26, 2022. The decline in net sales was due primarily to lower demand for durable pet products, particularly in our outdoor cushion business and aquatics business, and our exit of some profit-challenged product lines in our private label pet bed business. These declines were partially offset by increased sales in our dog and cat treats and toys business and our wild bird feed business. Pet branded product sales declined $26.9 million, and sales of other manufacturers' products increased $4.4 million.

Garden net sales decreased $22.9 million, or 5.0%, to $433.8 million for the three months ended March 25, 2023 from $456.7 million for the three months ended March 26, 2022. The decrease in garden net sales was due primarily to lower sales in controls and fertilizer and grass seed partially offset by increased sales of wild bird feed. The volume related sales decline was due primarily to adverse weather, unfavorable pre-season retailer ordering patterns and lighter retailer foot traffic. While the unfavorable weather pattern negatively impacted most of our garden segment, it positively impacted the sales of our wild bird feed business. Garden branded sales decreased $23.2 million, and sales of other manufacturers' products increased $0.3 million.

Gross Profit

Gross profit for the three months ended March 25, 2023 decreased $27.2 million, or 9.5%, to $259.6 million from $286.8 million for the three months ended March 26, 2022. Gross margin decreased 150 basis points to 28.6% for the three months ended March 25, 2023 from 30.1% for the three months ended March 26, 2022. The decrease in gross profit resulted from the declines in both net sales and gross margin. The decline in our consolidated gross margin was in the Garden segment, while the Pet segment gross margin was relatively flat as compared to the prior year. The decline in Garden gross margin was due primarily to lower sales and production volumes resulting in reduced overhead absorption, initial start-up costs associated with a live goods facility acquired in the prior year, and cost inflation; all of which were only partially offset by pricing actions.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million, or 0.9%, to $181.6 million for the three months ended March 25, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% for the three months ended March 25, 2023, compared to 18.9% in the comparable prior year quarter. An increase in corporate expense and a smaller increase in Garden, were partially offset by a decrease in Pet.
Selling and delivery expense decreased $3.8 million to $83.5 million for the three months ended March 25, 2023 as compared to $87.3 million in the prior year quarter. The decreases, in both the Garden and Pet segments, were due primarily to lower product volume delivered and reduced discretionary spend (e.g. travel and entertainment expense).

Warehouse and administrative expense increased $5.5 million, or 5.9%, to $98.1 million for the three months ended March 25, 2023 from $92.6 million for the three months ended March 26, 2022. The increase in warehouse and administrative expense was due primarily to increased corporate expense. Corporate expenses increased $2.5 million due primarily to an increase in insurance expense and an increase in payroll expense due to headcount additions over the preceding twelve month period. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $28.8 million to $78.0 million for the three months ended March 25, 2023. Our operating margin decreased from 11.2% in the prior year quarter to 8.6% in the current year quarter. The decrease in operating income was due to a $45.4 million decrease in net sales, a 150 basis point decrease in gross margin, and a $1.7 million increase in selling, general and administrative expense.

Pet operating income decreased $5.4 million, or 8.9%, to $55.3 million for the three months ended March 25, 2023 from $60.6 million for the three months ended March 26, 2022, and Pet operating margin declined 60 basis points to 11.6%. Pet operating income decreased due primarily to lower sales. Although Pet segment selling, general and administrative expense declined, it was higher as a percent of net sales and was the primary reason for the decline in the Pet operating margin.
Garden operating income decreased $20.9 million to $49.6 million for the three months ended March 25, 2023, from $70.5 million for the three months ended March 26, 2022. Garden operating income decreased due primarily to lower sales and a lower gross margin.

Corporate expense increased $2.5 million, or 10.4%, to $26.8 million for the three months ended March 25, 2023 from $24.3 million for the three months ended March 26, 2022. Corporate expense increased due primarily to increased insurance expense and an increase in payroll expense due headcount additions over the preceding twelve-month period.
Net Interest Expense
Net interest expense was $14.7 million for the three months ended March 25, 2023 and the three months ended March 26, 2022. Debt outstanding on March 25, 2023 was $1,212.3 million compared to $1,185.8 million at March 26, 2022.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was income of $0.6 million for the quarter ended March 25, 2023 compared to an expense of $0.4 million for the quarter ended March 26, 2022. The increase in other income was due primarily to foreign currency gains in the current year quarter, as compared to losses in the prior year quarter, and proceeds from a small investment interest that was sold.
Income Taxes
Our effective income tax rate was 23.9% for the quarter ended March 25, 2023 and 23.4% for the quarter ended March 26, 2022. The increase in our effective income tax rate was due primarily to a reduced tax benefit from stock compensation and an increased impact of nondeductible executive compensation compared to the prior year quarter.
Net Income and Earnings Per Share
Our net income in the second quarter of fiscal 2023 was $48.1 million, or $0.90 per diluted share, compared to net income of $69.7 million, or $1.27 per diluted share, in the second quarter of fiscal 2022.

Six Months Ended March 25, 2023
Compared with Six Months Ended March 26, 2022
Net Sales

Net sales for the six months ended March 25, 2023 decreased $79 million, or 4.9%, to $1,537 million from $1,616 million for the six months ended March 26, 2022. Our branded product sales, which include products we produce under Central brand names and products we produce under third-party brands, decreased $79 million. The largest decline was in products we produce under third-party brands in both the Garden and Pet segments. Sales of other manufacturers’ products remained relatively flat.

Pet net sales decreased $42.7 million, or 4.6%, to $891.0 million for the six months ended March 25, 2023. The decline in net sales was volume-related and due primarily to lower demand for durable pet products, particularly in our outdoor cushion business and aquatics business, and our exit of profit-challenged product lines in our private label pet bed business. These declines were partially offset by increased sales in our dog and cat treats and toys business and our wild bird feed business. Pet branded sales decreased $45.9 million, and sales of other manufacturer's products increased $3.2 million.

Garden net sales decreased $36.4 million, or 5.3%, to $645.7 million for the six months ended March 25, 2023 from $682.1 million for the six months ended March 26, 2022. The decrease in garden net sales was due primarily to lower sales in our controls and fertilizer business and grass seed business partially offset by increased sales in our wild bird feed business. The volume related sales decline was due primarily to adverse weather, unfavorable pre-season retailer ordering patterns and lighter retailer foot traffic. While the unfavorable weather pattern negatively impacted most of our garden segment, it positively impacted the sales of our wild bird feed business. Garden branded sales decreased $33.4 million, and sales of other manufacturers’ products decreased $3.0 million.

Gross Profit

Gross profit for the six months ended March 25, 2023 decreased $53.7 million, or 11.1%, to $431.3 million from $485.0 million for the six months ended March 26, 2022. Gross margin decreased 190 basis points to 28.1% for the six months ended March 25, 2023 from 30.0% for the six months ended March 26, 2022. The decrease in gross profit resulted from the declines in both net sales and gross margin. The decline in our consolidated gross margin was in the Garden segment, while the Pet segment gross margin was relatively flat as compared to the prior year. The decline in Garden gross margin was due primarily to lower sales and production volumes resulting in reduced overhead absorption, initial start-up costs associated with a live goods facility acquired in the prior year, and cost inflation; all of which were only partially offset by pricing actions.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 0.3%, to $353 million for the six months ended March 25, 2023 from $352 million for the six months ended March 26, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 23.0% for the six months ended March 25, 2023 from 21.8% for the comparable prior year six-month period. Increased selling, general and administrative expense at corporate was partially offset by decreased expense in the Pet and Garden segments.

Selling and delivery expense decreased $7.9 million, or 4.7%, to $158.5 million for the six months ended March 25, 2023 from $166.4 million for the six months ended March 26, 2022. The decreases in the Garden and Pet segments were due primarily to lower product delivered due to the lower sales volume, and a customer change from store delivery to warehouse pick-up.

Warehouse and administrative expense increased $8.9 million, or 4.8%, to $194.4 million for the six months ended March 25, 2023 from $185.5 million for the six months ended March 26, 2022. Corporate expense increased $5.8 million and both segments contributed to the increase to a lesser extent. The increased expense was due primarily to increased insurance expense and increased payroll expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.

Operating Income

Operating income decreased $54.7 million to $78.4 million for the six months ended March 25, 2023 from $133.1 million for the six months ended March 26, 2022. Our operating margin decreased to 5.1% for the six months ended March 25, 2023 from 8.2% for the six months ended March 26, 2022. Both operating income and operating margin were negatively impacted by a sales decrease of $79.1 million, a 190 basis point decline in gross margin and an increase in selling, general and administrative expense as a percentage of net sales.

Pet operating income decreased $11.1 million, or 10.5%, to $94.8 million for the six months ended March 25, 2023 from $105.9 million for the six months ended March 26, 2022. Pet operating income decreased due to a net sales decrease of $42.7 million partially offset by lower selling, general and administrative expense. Pet operating margin declined 70 basis points to 10.6% for the six months ended March 25, 2023, as compared to the prior year six-month period due primarily to an increase in selling, general and administrative expense as a percentage of net sales.

Garden operating income decreased $37.8 million to $38.8 million for the six months ended March 25, 2023, from $76.6 million for the six months ended March 26, 2022. Garden operating income and operating margin were negatively impacted by a $36.4 million decrease in net sales, a decrease in gross margin and to a smaller extent, an increase in selling, general and administrative expense as a percentage of net sales.

Corporate operating expense increased $5.8 million to $55.2 million in the current six-month period from $49.4 million in the comparable fiscal 2022 period due primarily to increased medical and general insurance and payroll expense.
Net Interest Expense

Net interest expense for the six months ended March 25, 2023 decreased $0.6 million, or 2.2%, to $28.5 million from $29.1 million for the six months ended March 26, 2022. The decrease in net interest expense was due to increased interest income resulting from higher rates of interest earned on our cash balance during the current six-month period.

Debt outstanding on March 25, 2023 was $1,212.3 million compared to $1,185.8 million as of March 26, 2022. Our average borrowing rate was 4.5% for the six month periods ended March 25, 2023 and March 26, 2022.

Other Income

Other income (expense) was income of $2.3 million for the six-month period ended March 25, 2023 compared to an expense of $0.6 million for the six-month period ended March 26, 2022. The increase in other income was due primarily to foreign currency gains in the current fiscal six-month period as compared to losses in the prior year period.
Income Taxes

Our effective income tax rate was 23.8% for the six-month period ended March 25, 2023 compared to 23.1% for the six-month period ended March 26, 2022. The increase in our effective income tax rate was due primarily to a reduced tax benefit from stock compensation and an increased impact of nondeductible executive compensation.
Net Income and Earnings Per Share
Our net income for the six months ended March 25, 2023 was $39.7 million, or $0.74 per diluted share, compared to $78.7 million, or $1.44 per diluted share, for the six months ended March 26, 2022.

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

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended March 25, 2023
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$48,115
Interest expense, net	—	—	—	14,690
Other income	—	—	—	(595)
Income tax expense	—	—	—	15,268
Net income attributable to noncontrolling interest	—	—	—	563
Income (loss) from operations	55,255	49,619	(26,833)	78,041
Depreciation & amortization	10,474	10,818	817	22,109
Noncash stock-based compensation	—	—	6,750	6,750
Adjusted EBITDA	$65,729	$60,437	$(19,266)	$106,900

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended March 26, 2022
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$69,713
Interest expense, net	—	—	—	14,702
Other expense	—	—	—	369
Income tax expense	—	—	—	21,488
Net income attributable to noncontrolling interest	—	—	—	573
Income (loss) from operations	60,645	70,511	(24,311)	106,845
Depreciation & amortization	9,539	7,719	989	18,247
Noncash stock-based compensation	—	—	6,292	6,292
Adjusted EBITDA	$70,184	$78,230	$(17,030)	$131,384

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Six Months Ended March 25, 2023
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$39,682
Interest expense, net	—	—	—	28,466
Other income	—	—	—	(2,294)
Income tax expense	—	—	—	12,446
Net income attributable to noncontrolling interest	—	—	—	147
Income (loss) from operations	94,810	38,799	(55,162)	78,447
Depreciation & amortization	20,586	21,660	1,555	43,801
Noncash stock-based compensation	—	—	13,327	13,327
Adjusted EBITDA	$115,396	$60,459	$(40,280)	$135,575

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Six Months Ended March 26, 2022
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$78,722
Interest expense, net	—	—	—	29,110
Other expense	—	—	—	578
Income tax expense	—	—	—	23,889
Net income attributable to noncontrolling interest	—	—	—	760
Income (loss) from operations	105,896	76,568	(49,405)	133,059
Depreciation & amortization	19,088	17,339	2,022	38,449
Noncash stock-based compensation	—	—	11,479	11,479
Adjusted EBITDA	$124,984	$93,907	$(35,904)	$182,987
Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer behavior, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In recent fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
The inflationary pressure, including notable increases in costs for key commodities, labor and freight, that we experienced in fiscal 2022 is continuing in fiscal 2023.
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
Operating Activities
Net cash used by operating activities decreased by $175.0 million, from $272.1 million for the six months ended March 26, 2022, to $97.1 million for the six months ended March 25, 2023. The decrease in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended March 25, 2023, as compared to the prior year period, predominantly related to inventory.
Investing Activities
Net cash used in investing activities decreased $46.4 million, from $77.2 million for the six months ended March 26, 2022 to $30.8 million during the six months ended March 25, 2023. The decrease in cash used in investing activities was due primarily to lower capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash provided by financing activities increased $31.7 million, from $23.0 million of cash used for the six months ended March 26, 2022, to $8.6 million of cash provided for the six months ended March 25, 2023. The increase in cash provided by financing activities during the current year was due primarily to net borrowings of $25 million under our Amended Credit Facility during the current year period, partially offset by decreased open market purchases of our common stock during the current year as compared to the prior year. During the six months ended March 25, 2023, we repurchased approximately 0.1 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $2.6 million, or approximately $37.30 per share, and approximately 0.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $9.1 million, or approximately $35.33 per share. During the six months ended March 26, 2022, we repurchased approximately 0.4 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $16.1 million, or approximately $42.30 per share.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $750 million Amended Credit Facility. Based on our anticipated cash needs, availability under our Amended Credit Facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our Amended Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million to $80 million in fiscal 2023, of which we have invested approximately $30 million through March 25, 2023.
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
Total Debt
At March 25, 2023, our total debt outstanding was $1,212.3 million, as compared with $1,185.8 million at March 26, 2022.

Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). We used a portion of the net proceeds from the offering to repay all outstanding borrowings under our Amended Credit Facility, with the remainder used for general corporate purposes.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 25, 2023.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 25, 2023.
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

The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our senior secured revolving credit facility or who guarantee our other debt.
We may redeem some or all of the 2028 Notes, at our option, at any time on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 25, 2023.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. At March 25, 2023, the Company's applicable borrowing base calculation supported access to approximately $635 million under the Amended Credit Facility. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of March 25, 2023, there were borrowings of $25 million outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside of the Amended Credit Facility, there were other letters of credit of $1.3 million outstanding as of March 25, 2023.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) 0.00%. The applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 25, 2023, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of March 25, 2023. An unused line fee is payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility provides for the transition from LIBOR to SOFR. As of March 25, 2023, the applicable interest rate related to Base Rate borrowings was 8.0%, and the applicable interest rate related to one-month LIBOR-based borrowings was 5.8%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility as of March 25, 2023.

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
During the second quarter of fiscal 2023, the Company added Bell Nursery Holdings, LLC, Bell Nursery USA, LLC and D&D Commodities Limited as guarantors of the 2031, 2030 and 2028 Notes. Fiscal year ended September 24, 2022 financial results previously reflected Bell Nursery Holdings, LLC, Bell Nursery USA, LLC and D&D Commodities Limited as Non-Guarantor subsidiaries. In accordance with Rule 3-10 of the Securities and Exchange Commissions Regulation S-X, summarized financial information presented herein for the fiscal year ended September 24, 2022 has been adjusted to reflect the current Guarantor status.

Summarized Statements of Operations
	Six Months Ended		Fiscal Year Ended
	March 25, 2023		September 24, 2022
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$384,338	$1,158,695	$819,213	$2,519,631
Gross profit	$90,221	$337,723	$183,090	$793,829
Income (loss) from operations	$(7,858)	$89,805	$(12,305)	$273,144
Equity in earnings of Guarantor subsidiaries	$67,840	$—	$212,336	$—
Net income (loss)	$(27,195)	$67,840	$(53,968)	$212,336

Summarized Balance Sheet Information
	As of		As of
	March 25, 2023		September 24, 2022
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$347,863	$1,252,989	$454,084	$1,054,446
Intercompany receivable from Non-guarantor subsidiaries	70,887	—	73,153	—
Other assets	3,649,710	2,771,047	3,470,188	2,770,323
Total assets	$4,068,460	$4,024,036	$3,997,425	$3,824,769

Current liabilities	$156,456	$305,737	$161,660	$297,050
Intercompany payable to Non-guarantor subsidiaries	—	2,600	—	1,138
Long-term debt	1,211,831	222	1,185,891	354
Other liabilities	1,303,749	434,231	1,290,578	312,537
Total liabilities	$2,672,036	$742,790	$2,638,129	$611,079

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 25, 2023.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer, have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2023. There were no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 25, 2023 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 25, 2022 - January 28, 2023	76,042	(2) (3)	$35.83	74,792	$94,591,000	(4)
January 29, 2023 - February 25, 2023	38,883	(3)	$40.64	—	$94,591,000
February 26, 2023 - March 25, 2023	39,505	(3)	$38.12	500	$94,591,000
Total	154,430		$37.63	75,292	$94,591,000
(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of March 25, 2023, we had $94.6 million of authorization remaining under our 2019 Repurchase Authorization.
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
(3)Shares purchased during the period indicated include withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.
(4)Excludes 0.2 million shares remaining under our Equity Dilution Authorization as of March 25, 2023

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished

4.1
Fourteenth Supplemental Indenture, dated as of March 3, 2023, by and among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2028 and the 4.125% Senior Notes due 2030.
X

4.2
First Supplemental Indenture, dated as of March 3, 2023 among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, paying agent and registrar under such indenture, relating to the 4.125% Senior Notes due 2031.
X

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2023, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 4, 2023

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)