Form 10-Q
period 2023-06-24
CENTRAL GARDEN & PET CO
filed 2023-08-03
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2023	11,077,612
Class A Common Stock Outstanding as of July 31, 2023	40,995,629
Class B Stock Outstanding as of July 31, 2023	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 24, 2022, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•high inflation, rising interest rates, a potential recession and other adverse macro-economic conditions;
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
•supply chain delays and disruptions resulting in lost sales, reduced fill rates and service levels, and delays in expanding capacity and automating processes;
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
•potential environmental liabilities;
•risks associated with international sourcing;
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
•regulatory issues;
•the impact of product recalls;
•potential costs and risks associated with actual or potential cyberattacks;
•potential dilution from issuance of authorized shares;
•the voting power associated with our Class B stock; and
•the impact of new accounting regulations and the possibility our effective tax rate will increase as a result of future changes in the corporate tax rate or other tax law changes.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 24, 2023	June 25, 2022	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$333,139	$195,791	$177,442
Restricted cash	13,542	12,676	14,742
Accounts receivable (less allowances of $29,245, $28,106 and $26,246)	492,850	505,896	376,787
Inventories, net	865,496	882,522	938,000
Prepaid expenses and other	36,655	36,359	46,883
Total current assets	1,741,682	1,633,244	1,553,854
Plant, property and equipment, net	392,332	390,326	396,979
Goodwill	546,436	511,973	546,436
Other intangible assets, net	512,175	490,959	543,210
Operating lease right-of-use assets	172,379	193,627	186,344
Other assets	54,943	125,797	55,179
Total	$3,419,947	$3,345,926	$3,282,002
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198,406	$241,093	$215,681
Accrued expenses	247,517	228,882	201,783
Current lease liabilities	50,209	45,860	48,111
Current portion of long-term debt	255	352	317
Total current liabilities	496,387	516,187	465,892
Long-term debt	1,187,498	1,185,842	1,186,245
Long-term lease liabilities	132,419	155,002	147,724
Deferred income taxes and other long-term obligations	156,537	136,490	147,429
Equity:
Common stock, $0.01 par value: 11,098,584, 11,322,012 and 11,296,351 shares outstanding at June 24, 2023, June 25, 2022 and September 24, 2022	111	113	113
Class A common stock, $0.01 par value: 40,986,336, 41,745,551 and 41,336,223 shares outstanding at June 24, 2023, June 25, 2022 and September 24, 2022	410	417	413
Class B stock, $0.01 par value: 1,602,374, 1,612,374 and 1,612,374 shares outstanding at June 24, 2023, June 25, 2022 and September 24, 2022	16	16	16
Additional paid-in capital	588,731	581,060	582,056
Retained earnings	858,217	771,341	755,253
Accumulated other comprehensive loss	(1,955)	(1,924)	(4,145)
Total Central Garden & Pet Company shareholders’ equity	1,445,530	1,351,023	1,333,706
Noncontrolling interest	1,576	1,382	1,006
Total equity	1,447,106	1,352,405	1,334,712
Total	$3,419,947	$3,345,926	$3,282,002
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Net sales	$1,023,269	$1,015,378	$2,559,936	$2,631,146
Cost of goods sold	705,217	707,752	1,810,547	1,838,532
Gross profit	318,052	307,626	749,389	792,614
Selling, general and administrative expenses	195,222	193,547	548,112	545,476
Operating income	122,830	114,079	201,277	247,138
Interest expense	(14,542)	(14,422)	(43,887)	(43,633)
Interest income	1,408	87	2,287	188
Other income (expense)	853	(759)	3,147	(1,337)
Income before income taxes and noncontrolling interest	110,549	98,985	162,824	202,356
Income tax expense	27,000	23,430	39,446	47,319
Income including noncontrolling interest	83,549	75,555	123,378	155,037
Net income attributable to noncontrolling interest	423	135	570	895
Net income attributable to Central Garden & Pet Company	$83,126	$75,420	$122,808	$154,142
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.58	$1.42	$2.34	$2.89
Diluted	$1.56	$1.39	$2.30	$2.82
Weighted average shares used in the computation of net income per share:
Basic	52,464	53,237	52,462	53,392
Diluted	53,380	54,329	53,466	54,658
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Income including noncontrolling interest	$83,549	$75,555	$123,378	$155,037
Other comprehensive income (loss):
Unrealized loss on hedge	2	—	2	—
Foreign currency translation	1,644	(1,221)	2,189	(1,093)
Total comprehensive income	85,195	74,334	125,569	153,944
Comprehensive income attributable to noncontrolling interest	423	135	570	895
Comprehensive income attributable to Central Garden & Pet Company	$84,772	$74,199	$124,999	$153,049
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 24, 2023	June 25, 2022
Cash flows from operating activities:
Net income	$123,378	$155,037
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	65,504	58,333
Amortization of deferred financing costs	2,023	1,982
Non-cash lease expense	38,180	36,042
Stock-based compensation	20,632	18,879
Debt extinguishment costs	—	169
Deferred income taxes	9,125	8,199
Facility closure	13,923	—
Gain on sale of property and equipment	(557)	(53)
Other operating activities	107	7
Change in assets and liabilities:
Accounts receivable	(115,358)	(121,392)
Inventories	69,610	(198,360)
Prepaid expenses and other assets	6,530	1,383
Accounts payable	(12,248)	(1,679)
Accrued expenses	44,221	(7,072)
Other long-term obligations	(55)	236
Operating lease liabilities	(37,449)	(34,108)
Net cash provided (used) by operating activities	227,566	(82,397)
Cash flows from investing activities:
Additions to plant, property and equipment	(40,850)	(98,553)
Investments	(500)	(2,318)
Other investing activities	(100)	40
Net cash used in investing activities	(41,450)	(100,831)
Cash flows from financing activities:
Repayments of long-term debt	(223)	(992)
Borrowings under revolving line of credit	48,000	—
Repayments under revolving line of credit	(48,000)	—
Repurchase of common stock, including shares surrendered for tax withholding	(33,409)	(41,834)
Payment of contingent consideration liability	(33)	(196)
Distribution to noncontrolling interest	—	(806)
Payment of financing costs	—	(2,410)
Net cash used by financing activities	(33,665)	(46,238)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,046	(1,589)
Net increase in cash, cash equivalents and restricted cash	154,497	(231,055)
Cash, cash equivalents and restricted cash at beginning of period	192,184	439,522
Cash, cash equivalents and restricted cash at end of period	$346,681	$208,467
Supplemental information:
Cash paid for interest	$49,419	$48,902
Cash paid for taxes	$5,363	$31,406
New operating lease right of use assets	$25,424	$64,504

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 24, 2023
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 24, 2023 and June 25, 2022, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 24, 2023 and June 25, 2022, and the condensed consolidated statements of cash flows for the nine months ended June 24, 2023 and June 25, 2022 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s Garden business, the results of operations for the three and nine months ended June 24, 2023 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022, which has previously been filed with the Securities and Exchange Commission. The September 24, 2022 balance sheet presented herein was derived from the audited financial statements.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 24, 2023, June 25, 2022 and September 24, 2022, respectively.

	June 24, 2023	June 25, 2022	September 24, 2022
	(in thousands)
Cash and cash equivalents	$333,139	$195,791	$177,442
Restricted cash	13,542	12,676	14,742
Total cash, cash equivalents and restricted cash	$346,681	$208,467	$192,184

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

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations and principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities, to manage its exposure to commodity price risk. The Company also enters into commodity swap contracts that have been designated as cash flow hedges to reduce the volatility of price fluctuations of certain commodities, which impact its cost of raw materials. The Company’s primary objective when entering into these derivative contracts is to achieve greater certainty with regard to the future price of commodities purchased for use in some of its supply chain. These derivative contracts are entered into for periods consistent with the underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments.

Designated cash flow hedges of forecasted purchases of commodities are recorded on the condensed consolidated balance sheets at fair value. Amounts are reclassified from accumulated other comprehensive income at the time the hedged transaction impacts earnings into the same line item as the earnings effect of the hedged transaction, cost of goods sold, in the consolidated statements of income. The fair value of designated cash flow hedges is not significant for any period presented.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis consist of derivative financial instruments within Level 1 of the fair value hierarchy and contingent consideration within Level 3 of the fair value hierarchy. Such amounts are not material for all periods presented.

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
During the period ended June 24, 2023, the carrying value of a $4.7 million finite-lived intangible asset was written down to its estimated fair value resulting in an impairment charge of $4.7 million, which was included in selling, general and administrative expenses on the condensed consolidated statement of operations for the period. During the period ended June 25, 2022, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of June 24, 2023, June 25, 2022 and September 24, 2022 was $326.0 million, $330.1 million and $327.6 million, respectively, compared to a carrying value of $395.3 million, $394.7 million and $394.8 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of June 24, 2023, June 25, 2022 and September 24, 2022 was $413.8 million, $412.6 million and $407.6 million, respectively, compared to a carrying value of $494.2 million, $493.4 million and $493.6 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 24, 2023, June 25, 2022 and September 24, 2022 was $280.7 million, $278.2 million and $272.2 million, respectively, compared to a carrying value of $297.9 million, $297.4 million and $297.5 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	June 24, 2023	June 25, 2022	September 24, 2022
	(in thousands)
Raw materials	$286,869	$252,075	$266,695
Work in progress	158,406	82,282	99,842
Finished goods	399,555	514,585	528,481
Supplies	20,666	33,580	42,982
Total inventories, net	$865,496	$882,522	$938,000

4.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the nine months ended June 24, 2023 and June 25, 2022.

5.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 24, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.3)	$—	$0.8
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(21.3)	(26.0)	227.3
Customer-related intangible assets – amortizable	416.4	(140.3)	(7.3)	268.8
Other acquired intangible assets – amortizable	39.7	(29.5)	—	10.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(29.5)	(1.2)	16.1
Total other intangible assets, net	$737.8	$(191.2)	$(34.5)	$512.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 25, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.2)	$—	$1.9
Marketing-related intangible assets – nonamortizable	218.2	—	(26.0)	192.2
Total	240.3	(20.2)	(26.0)	194.1
Customer-related intangible assets – amortizable	386.4	(107.1)	(2.5)	276.8
Other acquired intangible assets – amortizable	39.7	(25.5)	—	14.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(25.5)	(1.2)	20.1
Total other intangible assets, net	$673.5	$(152.8)	$(29.8)	$491.0
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.5)	$—	$1.5
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.5)	(26.0)	228.0
Customer-related intangible assets – amortizable	416.4	(117.8)	(2.5)	296.1
Other acquired intangible assets – amortizable	39.7	(26.6)	—	13.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(26.6)	(1.2)	19.1
Total other intangible assets, net	$737.8	$(164.9)	$(29.8)	$543.2
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. During the three months ended June 24, 2023, the Company recognized a non-cash $4.7 million impairment charge to a certain amortizable customer-related intangible asset in the Pet Segment as a result of market changes and declining sales.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of two years for marketing-related intangibles, 12 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $8.4 million and $8.3 million for the three months ended June 24, 2023 and June 25, 2022, respectively, and $26.3 million and $23.0 million for the nine months ended June 24, 2023 and June 25, 2022, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $35 million per year from fiscal 2023 through fiscal 2025 and $26 million per year from fiscal 2026 through fiscal 2027.
.
6.    Long-Term Debt
Long-term debt consists of the following:

	June 24, 2023	June 25, 2022	September 24, 2022
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(12,702)	(14,588)	(14,116)
Net carrying value	1,187,298	1,185,412	1,185,884
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	455	782	678
Total	1,187,753	1,186,194	1,186,562
Less current portion	(255)	(352)	(317)
Long-term portion	$1,187,498	$1,185,842	$1,186,245
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 24, 2023.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 24, 2023.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 24, 2023.

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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. At June 24, 2023, the Company's applicable borrowing base calculation supported access to approximately $559 million under the Amended Credit Facility. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of June 24, 2023, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside the Amended Credit Facility, there were other standby and commercial letters of credit of $3.3 million outstanding as of June 24, 2023.
Borrowings under the Amended Credit Facility bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 24, 2023, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of June 24, 2023. An unused line fee is payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amounts of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of June 24, 2023, the applicable interest rate related to Base Rate borrowings was 8.3%, and the applicable interest rate related to one-month SOFR-based borrowings was 6.1%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of June 24, 2023.

7.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 24, 2023 and June 25, 2022.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 24, 2022	$113	$413	$16	$582,056	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Comprehensive loss	—	—	—	—	(8,433)	782	(7,651)	(416)	(8,067)
Amortization of share-based awards	—	—	—	4,647	—	—	4,647	—	4,647
Restricted share activity, including net share settlement	—	—	—	(590)	—	—	(590)	—	(590)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,707	—	—	1,708	—	1,708
Repurchase of stock	—	(2)	—	(2,693)	(6,271)	—	(8,966)	—	(8,966)
Balance December 24, 2022	$113	$412	$16	$585,127	$740,549	$(3,363)	$1,322,854	$590	$1,323,444
Comprehensive income	—	—	—	—	48,115	(238)	47,877	563	48,440
Amortization of share-based awards	—	—	—	5,015	—	—	5,015	—	5,015
Restricted share activity, including net share settlement	—	1	—	(3,115)	—	—	(3,114)	—	(3,114)
Repurchase of stock	(1)	(1)	—	(807)	(1,888)	—	(2,697)	—	(2,697)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,158	—	—	1,159	—	1,159
Balance March 25, 2023	$112	$413	$16	$587,378	$786,776	$(3,601)	$1,371,094	$1,153	$1,372,247
Comprehensive income	—	—	—	—	83,126	1,646	84,772	423	85,195
Amortization of share-based awards	—	—	—	5,017	—	—	5,017	—	5,017
Restricted share activity, including net share settlement	—	(1)	—	(888)	—	—	(889)	—	(889)
Issuance of common stock, including net share settlement of stock options	—	1	—	2,225	—	—	2,226	—	2,226
Repurchase of common stock	(1)	(3)	—	(5,001)	(11,685)	—	(16,690)	—	(16,690)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Balance June 24, 2023	$111	$410	$16	$588,731	$858,217	$(1,955)	$1,445,530	$1,576	$1,447,106

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 25, 2021	$113	$423	$16	$576,446	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Comprehensive income	—	—	—	—	9,009	(442)	8,567	187	8,754
Amortization of share-based awards	—	—	—	3,886	—	—	3,886	—	3,886
Restricted share activity, including net share settlement	—	—	—	(705)	—	—	(705)	—	(705)
Repurchase of stock	—	(1)	—	(1,600)	(5,059)	—	(6,660)	—	(6,660)
Issuance of common stock, including net share settlement of stock options	—	—	—	890	—	—	890	—	890
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(806)	(806)
Balance December 25, 2021	$113	$422	$16	$578,917	$650,032	$(1,273)	$1,228,227	$673	$1,228,900
Comprehensive income	—	—	—	—	69,713	570	70,283	573	70,856
Amortization of share-based awards	—	—	—	4,624	—	—	4,624	—	4,624
Restricted share activity, including net share settlement	—	2	—	(923)	—	—	(921)	—	(921)
Repurchase of stock	—	(2)		(2,372)	(7,062)	—	(9,436)		(9,436)
Issuance of common stock, including net share settlement of stock options	—	—	—	309	—	—	309	—	309
Other	—	—	—	—	—	—	—	1	1
Balance March 26, 2022	$113	$422	$16	$580,555	$712,683	$(703)	$1,293,086	$1,247	$1,294,333
Comprehensive income	—	—	—	—	75,420	(1,221)	74,199	135	74,334
Amortization of share-based awards	—	—	—	4,970	—	—	4,970	—	4,970
Restricted share activity, including net share settlement	—	—	—	(1,258)	—	—	(1,258)	—	(1,258)
Issuance of common stock, including net share settlement of stock options	—	—	—	2,165	—	—	2,165	—	2,165
Repurchase of common stock		(5)	—	(5,372)	(16,762)	—	(22,139)		(22,139)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance June 25, 2022	$113	$417	$16	$581,060	$771,341	$(1,924)	$1,351,023	$1,382	$1,352,405

8.    Stock-Based Compensation
The Company recognized share-based compensation expense of $20.6 million and $18.9 million for the nine months ended June 24, 2023 and June 25, 2022, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 24, 2023 and June 25, 2022 was $4.9 million and $4.5 million, respectively.

9.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Nine Months Ended
	June 24, 2023			June 24, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$83,126	52,464	$1.58	$122,808	52,462	$2.34
Effect of dilutive securities:
Options to purchase common stock	—	247	(0.01)	—	278	(0.01)
Restricted shares	—	544	(0.01)	—	636	(0.03)
Performance stock units	—	125	—		90	—
Diluted EPS:
Net income available to common shareholders	$83,126	53,380	$1.56	$122,808	53,466	$2.30

	Three Months Ended			Nine Months Ended
	June 25, 2022			June 25, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$75,420	53,237	$1.42	$154,142	53,392	$2.89
Effect of dilutive securities:
Options to purchase common stock	—	421	(0.01)	—	520	(0.03)
Restricted shares	—	671	(0.02)	—	746	(0.04)
Diluted EPS:
Net income available to common shareholders	$75,420	54,329	$1.39	$154,142	54,658	$2.82

Options to purchase 2.0 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at June 24, 2023, and options to purchase 2.3 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at June 25, 2022.

For the three months ended June 24, 2023 and June 25, 2022, approximately 0.8 million and 0.3 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the nine months ended June 24, 2023 and June 25, 2022, approximately 0.6 million and 0.4 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
	(in thousands)
Net sales:
Pet segment	$503,329	$504,781	$1,394,352	$1,438,423
Garden segment	519,940	510,597	1,165,584	1,192,723
Total net sales	$1,023,269	$1,015,378	$2,559,936	$2,631,146
Operating income (loss)
Pet segment	59,969	62,616	154,779	168,512
Garden segment	88,088	75,564	126,887	152,132
Corporate	(25,227)	(24,101)	(80,389)	(73,506)
Total operating income	122,830	114,079	201,277	247,138
Interest expense - net	(13,134)	(14,335)	(41,600)	(43,445)
Other income (expense)	853	(759)	3,147	(1,337)
Income tax expense	27,000	23,430	39,446	47,319
Income including noncontrolling interest	83,549	75,555	123,378	155,037
Net income attributable to noncontrolling interest	423	135	570	895
Net income attributable to Central Garden & Pet Company	$83,126	$75,420	$122,808	$154,142
Depreciation and amortization:
Pet segment	$10,060	$9,791	$30,647	$28,879
Garden segment	10,823	9,118	32,483	26,457
Corporate	818	975	2,374	2,997
Total depreciation and amortization	$21,701	$19,884	$65,504	$58,333

	June 24, 2023	June 25, 2022	September 24, 2022
	(in thousands)
Assets:
Pet segment	$1,009,606	$1,098,886	$1,069,167
Garden segment	1,473,774	1,498,856	1,405,802
Corporate	936,567	748,184	807,033
Total assets	$3,419,947	$3,345,926	$3,282,002
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	269,369	234,906	269,369
Total goodwill	$546,436	$511,973	$546,436

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended June 24, 2023			Nine Months Ended June 24, 2023
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$208.9	$—	$208.9	$542.6	$—	$542.6
Dog and cat products	136.0	—	136.0	396.9	—	396.9
Other manufacturers' products	100.3	107.9	208.2	306.7	249.7	556.4
Wild bird products	58.1	81.5	139.6	148.2	222.6	370.8
Other garden supplies	—	330.5	330.5	—	693.3	693.3
Total	$503.3	$519.9	$1,023.3	$1,394.4	$1,165.6	$2,559.9

	Three Months Ended June 25, 2022			Nine Months Ended June 25, 2022
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$233.3	$—	$233.3	$610.5	$—	$610.5
Dog and cat products	122.5	—	122.5	396.7	—	396.7
Other manufacturers' products	102.4	112.7	215.1	305.5	257.5	563.0
Wild bird products	46.6	79.4	126.0	125.7	207.0	332.7
Other garden supplies	—	318.5	318.5	—	728.2	728.2
Total	$504.8	$510.6	$1,015.4	$1,438.4	$1,192.7	$2,631.1

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

Recent Developments
Fiscal 2023 Third Quarter Financial Performance:
•Net sales increased $7.9 million, or 0.8%, from the prior year quarter to $1,023.3 million. Pet segment sales decreased $1.5 million, and Garden segment sales increased $9.4 million.
•Gross profit increased $10.4 million from the prior year quarter, and gross margin improved 80 basis points to 31.1%.
•On a non-GAAP basis, gross margin improved 160 basis points to 31.9% for the third quarter of fiscal 2023.
•Selling, general and administrative expense increased $1.7 million from the prior year quarter to $195.2 million and as a percentage of net sales was 19.1% in both the current quarter and prior year quarter.
•Operating income increased $8.8 million from the prior year quarter, to $122.8 million. On a non-GAAP basis, operating income increased $22.7 million.
•Net income in the third quarter of fiscal 2023 was $83.1 million, or $1.56 per diluted share, compared to net income of $75.4 million, or $1.39 per diluted share, in the third quarter of fiscal 2022.
•On a non-GAAP basis, net income was $93.7 million and earnings per share was $1.75 for the third quarter of fiscal 2023.
Facility Closure

During the third quarter of fiscal year 2023, as part of our Cost and Simplicity program we closed a leased manufacturing and distribution facility in Athens, Texas. The closure reflects our purposeful exit of low-margin private-label pet bed product lines and our efforts to achieve a simpler, more efficient manufacturing and distribution network leveraging the supply chain synergies of our cushion facilities. As a result, we incurred approximately $13.9 million of one-time costs, including $8.0 million in cost of goods sold and $5.9 million in selling, general and administrative costs, composed of charges for facilities closure, severance, inventory liquidation and related intangibles, the majority of which was non-cash.

Sale of Independent Distribution Business
In July 2023, we sold our independent garden center distribution business in order to simplify our garden business and optimize our customer footprint. While we are exiting the distribution of products to the independent garden center channel, we will retain our third-party distribution business with our largest three retail partners and select other national accounts. The business sold represents less than 5% of our Garden net sales.

Results of Operations
Three Months Ended June 24, 2023
Compared with Three Months Ended June 25, 2022
Net Sales
Net sales for the three months ended June 24, 2023 increased $7.9 million, or 0.8%, to $1,023.3 million from $1,015.4 million for the three months ended June 25, 2022. Our branded product sales increased $14.8 million, and sales of other manufacturers’ products decreased $6.9 million.
Pet net sales decreased $1.5 million, or 0.3%, to $503.3 million for the three months ended June 24, 2023 from $504.8 million for the three months ended June 25, 2022. The decline in net sales was due primarily to lower demand for durable pet products, particularly in our outdoor cushion business and aquatics business. These declines were partially offset by increased sales in our dog and cat treats and toys business and our wild bird feed business. Pet branded product sales increased $0.7 million, and sales of other manufacturers' products decreased $2.2 million.

Garden net sales increased $9.4 million, or 1.8%, to $520 million for the three months ended June 24, 2023 from $510.6 million for the three months ended June 25, 2022. The increase in Garden net sales was due primarily to increased sales in our live plant and packet seed businesses, aided by price increases and new store distribution. These increases were partially offset by a decline in sales of other manufacturers’ products. Garden branded sales increased $14.1 million, and sales of other manufacturers' products decreased $4.7 million.
Gross Profit
Gross profit for the three months ended June 24, 2023 increased $10.4 million, or 3.4%, to $318 million from $307.6 million for the three months ended June 25, 2022. Gross margin increased 80 basis points to 31.1% for the three months ended June 24, 2023 from 30.3% for the three months ended June 25, 2022. The increase in gross profit was due to slightly increased sales and an improved gross margin. The Garden segment primarily drove the increase in gross margin. The increase in gross margin was due primarily to price increases and productivity initiative gains while also being aided by a favorable product mix. Adjusting for the additional $8 million in facility closure costs in the Pet segment in the third quarter of fiscal 2023, non-GAAP gross profit increased $18.4 million from the prior year quarter and non-GAAP gross margin increased to 31.9%, a 160 basis point increase from the prior year quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.7 million, or 0.9%, to $195.2 million for the three months ended June 24, 2023. As a percentage of net sales, selling, general and administrative expenses remained flat at 19.1% for the three months ended June 24, 2023, and in the comparable prior year quarter. The increase was due to $5.9 million related to the pet bedding facility closure in Pet as well as an increase in corporate expenses. These increases were partially offset by a decrease in Garden.
Selling and delivery expense decreased $5.5 million to $92.3 million for the three months ended June 24, 2023 as compared to $97.8 million in the prior year quarter. The decreases, in both the Garden and Pet segments, were due primarily to reduced commercial spend, in an effort to align with the lower retailer foot traffic.

Warehouse and administrative expense increased $7.2 million, or 7.4%, to $102.9 million for the three months ended June 24, 2023. The increase in warehouse and administrative expense was due primarily to increased expense in the Pet segment as a result of the charges related to the pet bedding facility closure. Corporate expenses increased $1.1 million due primarily to an increase in variable compensation expense partially offset by discretionary spend reductions (e.g., travel and entertainment expense). Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $8.8 million to $122.8 million for the three months ended June 24, 2023. Our operating margin increased to 12.0% in the current year quarter from 11.2% in the prior year quarter. The increase in operating income was due to a $7.9 million increase in net sales and an 80 basis point improvement in gross margin only partially offset by an increase of $1.7 million in selling, general and administrative expense. On a non-GAAP basis, which excludes the $13.9 million expense related to the pet bedding facility closure, operating income was 136.7 million, an increase of $22.7 million compared to the prior year quarter.

Pet operating income decreased $2.6 million, or 4.2%, to $60.0 million for the three months ended June 24, 2023 from $62.6 million for the three months ended June 25, 2022. Pet operating income decreased due to a $1.5 million decrease in net sales and $13.9 million of expense related to the pet bedding facility closure. Excluding the $13.9 million facility closure costs, Pet segment non-GAAP operating income increased $11.3 million.
Garden operating income increased $12.5 million to $88.1 million for the three months ended June 24, 2023, from $75.6 million for the three months ended June 25, 2022. Garden operating income increased due to a $9.4 million increase in net sales, an improved gross margin and lower selling, general and administrative expense. Garden operating margin improved to 16.9% from 14.8% in the prior year quarter.

Corporate expense increased $1.1 million, or 4.7%, to $25.2 million for the three months ended June 24, 2023 from $24.1 million for the three months ended June 25, 2022. Corporate expense increased due primarily to increased variable compensation expense offset by discretionary spend reductions (e.g., travel and entertainment expense).
Net Interest Expense
Net interest expense declined $1.2 million to $13.1 million for the three months ended June 24, 2023 from $14.3 million for the three months ended June 25, 2022. The decrease in net interest expense was due to increased interest income resulting from higher rates of interest earned on higher cash balances during the current quarter. Debt outstanding on June 24, 2023 was $1,187.8 million compared to $1,186.2 million at June 25, 2022.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was income of $0.9 million for the quarter ended June 24, 2023 compared to an expense of $0.8 million for the quarter ended June 25, 2022. The increase in other income was due primarily to foreign currency gains in the current year quarter, as compared to losses in the prior year quarter.
Income Taxes
Our effective income tax rate was 24.4% for the quarter ended June 24, 2023 and 23.7% for the quarter ended June 25, 2022. The increase in our effective income tax rate was due primarily to a reduced tax benefit from stock compensation and an increased impact of nondeductible executive compensation compared to the prior year quarter.
Net Income and Earnings Per Share
Our net income in the third quarter of fiscal 2023 was $83.1 million, or $1.56 per diluted share, compared to net income of $75.4 million, or $1.39 per diluted share, in the third quarter of fiscal 2022. On a non-GAAP basis, net income was $93.7 million and earnings per share was $1.75 for the third quarter of fiscal 2023.

Nine Months Ended June 24, 2023
Compared with Nine Months Ended June 25, 2022
Net Sales
Net sales for the nine months ended June 24, 2023 decreased $71 million, or 2.7%, to $2,560 million from $2,631 million for the nine months ended June 25, 2022. Our branded product sales, which include products we produce under Central brand names and products we produce under third-party brands, decreased $65 million. The largest decline was in products we produce under third-party brands in both the Garden and Pet segments. Sales of other manufacturers’ products declined $6 million.

Pet net sales decreased $44.1 million, or 3.1%, to $1,394.4 million for the nine months ended June 24, 2023. The decline in net sales was volume-related and due primarily to lower demand for durable pet products, particularly in our outdoor cushion business and aquatics business, and our exit of profit-challenged product lines in our private label pet bed business. These declines were partially offset by increased sales in our dog and cat treats and toys business and our wild bird feed business. Pet branded sales decreased $45.2 million, and sales of other manufacturer's products increased $1.1 million.

Garden net sales decreased $27.1 million, or 2.3%, to $1,165.6 million for the nine months ended June 24, 2023 from $1,192.7 million for the nine months ended June 25, 2022. The decrease in garden net sales was due primarily to lower sales in our private-label controls and fertilizer business and our grass seed business partially offset by increased sales in our wild bird feed business. The volume related sales decline was due primarily to adverse weather during our second quarter of fiscal 2023, unfavorable retailer inventory management and lighter retailer foot traffic. Garden branded sales decreased $19.4 million, and sales of other manufacturers’ products decreased $7.7 million.

Gross Profit
Gross profit for the nine months ended June 24, 2023 decreased $43.2 million, or 5.5%, to $749.4 million from $792.6 million for the nine months ended June 25, 2022. Gross margin decreased 80 basis points to 29.3% for the nine months ended June 24, 2023 from 30.1% for the nine months ended June 25, 2022. The decrease in gross profit resulted from the declines in both net sales and gross margin. The decline in our consolidated gross margin was in the Garden segment, while the Pet segment gross margin was relatively flat as compared to the prior year. The decline in Garden gross margin was due primarily to lower sales and production volumes resulting in reduced overhead absorption, initial start-up costs associated with a live goods facility acquired in the prior year, and cost inflation; all of which were only partially offset by pricing actions and improved performance in the most recent three month period. Excluding the $8 million related to the facility closure expense in the pet segment, consolidated non-GAAP gross margin would have been 29.6% versus the 30.1% in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.6 million, or 0.5%, to $548.1 million for the nine months ended June 24, 2023 from $545.5 million for the nine months ended June 25, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 21.4% for the nine months ended June 24, 2023 from 20.7% for the comparable prior year nine-month period. Increased selling, general and administrative expense at corporate was partially offset by decreased expense in the Pet and Garden segments. On a non-GAAP basis, which excludes the $13.9 million expense related to the pet bedding facility closure in the quarter ended June 24, 2023, selling, general and administrative expense decreased $3.3 million to $542.2 million for the nine months ended June 24, 2023.

Selling and delivery expense decreased $13.4 million, or 5.1%, to $250.8 million for the nine months ended June 24, 2023 from $264.2 million for the nine months ended June 25, 2022. The decreases in the Garden and Pet segments were due primarily to lower sales volumes, a customer change from store delivery to warehouse pick-up, and reduced marketing spend.

Warehouse and administrative expense increased $16.0 million, or 5.7%, to $297.3 million for the nine months ended June 24, 2023 from $281.3 million for the nine months ended June 25, 2022. Corporate expense increased $6.9 million due primarily to increased insurance expense and increased payroll expense. Both operating segments contributed to the increase, including $5.9 million in the Pet segment related to the pet bedding facility closure. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.

Operating Income
Operating income decreased $45.8 million to $201.3 million for the nine months ended June 24, 2023 from $247.1 million for the nine months ended June 25, 2022. Our operating margin decreased to 7.9% for the nine months ended June 24, 2023 from 9.4% for the nine months ended June 25, 2022. The decline in operating income was due to a $71 million decrease in net sales, an 80 basis point decrease in gross margin and a $2.6 million increase in selling, general and administrative expense. On a non-GAAP basis, which excludes the $13.9 million expense related to the pet bedding facility closure, operating income was $215.2 million, a decrease of $31.9 million compared to the prior year nine month period.

Pet operating income decreased $13.7 million, or 8.1%, to $154.8 million for the nine months ended June 24, 2023 from $168.5 million for the nine months ended June 25, 2022. On a non-GAAP basis, which excludes the $13.9 million expense related to the pet bedding facility closure in the quarter ended June 24, 2023, Pet operating income increased $0.2 million and the operating margin was 12.1% compared to 11.7% in the prior year nine month period. Pet operating income increased due to an improved gross margin and lower selling, general and administrative expense partially offset by lower net sales as compared to the prior year nine month period.

Garden operating income decreased $25.2 million to $126.9 million for the nine months ended June 24, 2023, from $152.1 million for the nine months ended June 25, 2022. Garden operating income and operating margin were negatively impacted by a $27.1 million decrease in net sales relating to a late garden season and a lower gross margin partially offset by a decrease in selling, general and administrative expense.

Corporate operating expense increased $6.9 million to $80.4 million in the current nine-month period from $73.5 million in the comparable fiscal 2022 period due primarily to increased insurance expense and payroll expense.

Net Interest Expense
Net interest expense for the nine months ended June 24, 2023 decreased $1.8 million, or 4.2%, to $41.6 million from $43.4 million for the nine months ended June 25, 2022. The decrease in net interest expense was due to increased interest income resulting from both higher rates of interest earned and higher cash balances during the current nine-month period.

Debt outstanding on June 24, 2023 was $1,187.8 million compared to $1,186.2 million as of June 25, 2022. Our average borrowing rate was 4.5% for the nine month periods ended June 24, 2023 and June 25, 2022.
Other Income (Expense)
Other income (expense) was income of $3.1 million for the nine-month period ended June 24, 2023 compared to an expense of $1.3 million for the nine-month period ended June 25, 2022. The increase in other income was due primarily to foreign currency gains in the current fiscal nine-month period as compared to losses in the prior year period.
Income Taxes
Our effective income tax rate was 24.2% for the nine-month period ended June 24, 2023 compared to 23.4% for the nine-month period ended June 25, 2022. The increase in our effective income tax rate was due primarily to a reduced tax benefit from stock compensation and an increased impact of nondeductible executive compensation.
Net Income and Earnings Per Share
Our net income for the nine months ended June 24, 2023 was $122.8 million, or $2.30 per diluted share, compared to $154.1 million, or $2.82 per diluted share, for the nine months ended June 25, 2022. On a non-GAAP basis, which adjusts for the impact of the facility closure costs incurred in the third quarter of fiscal 2023, net income was $133.4 million, or $2.49 per diluted share, for the nine months ended June 24, 2023.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, non-GAAP operating income and adjusted EBITDA. Management believes non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense, depreciation and amortization and stock-based compensation (or operating income plus depreciation and amortization and stock-based compensation expense). Adjusted EBITDA further excludes one-time charges related to facility closures. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluation. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements by allowing for greater transparency in the review of our financial and operating performance. Management also uses these non-GAAP measures in making financial, operating and planning decisions and in evaluating our performance, and we believe it may be useful to investors in evaluating our financial and operating performance and the trends in our business from management's point of view. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closure: we have excluded the impact of the closure of our Athens, Texas pet bedding facility as it represents an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of closure costs supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.
(1)During the third quarter of fiscal 2023, we recognized incremental expense of $13.9 million in the consolidated statement of operations, from the closure of a leased manufacturing and distribution facility in Athens, Texas.

Net Income and Diluted Net Income Per Share Reconciliation		GAAP to Non-GAAP Reconciliation For the Three Months Ended		GAAP to Non-GAAP Reconciliation For the Nine Months Ended
		June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
		(in thousands, except for the per share amount)
GAAP net income attributable to Central Garden & Pet Company		$83,126	$75,420	$122,808	$154,142
Facility closure	(1)	13,921	—	13,921	—
Tax effect of facility closure		(3,373)	—	(3,373)	—
Non-GAAP net income attributable to Central Garden & Pet Company		$93,674	$75,420	$133,356	$154,142

GAAP diluted net income per share		$1.56	$1.39	$2.30	$2.82
Non-GAAP diluted net income per share		$1.75	$1.39	$2.49	$2.82

Shares used in GAAP and non-GAAP diluted net income per share calculation		53,380	54,329	53,466	54,658

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	For Three Months Ended June 24, 2023			For the Nine Months Ended June 24, 2023
	GAAP	Facility Closure (1)	Non-GAAP	GAAP	Facility Closure (1)	Non-GAAP
	(in thousands)
Net sales	$1,023,269	$—	$1,023,269	$2,559,936	$—	$2,559,936
Cost of goods sold and occupancy	705,217	8,010	697,207	1,810,547	8,010	1,802,537
Gross profit	$318,052	$(8,010)	$326,062	$749,389	$(8,010)	$757,399
Selling, general and administrative expenses	195,222	5,911	189,311	548,112	5,911	542,201
Income from operations	$122,830	$(13,921)	$136,751	$201,277	$(13,921)	$215,198

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation For the Three Months Ended		GAAP to Non-GAAP Reconciliation For the Nine Months Ended
		Pet		Pet
		June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
		(in thousands)
GAAP operating income		$59,969	$62,616	$154,779	$168,512
Facility closure	(1)	13,921	—	13,921	—
Non-GAAP operating income		$73,890	$62,616	$168,700	$168,512

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation For the Three Months Ended June 24, 2023
		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$83,126
Interest expense, net		—	—	—	13,134
Other income		—	—	—	(853)
Income tax expense		—	—	—	27,000
Net income attributable to noncontrolling interest		—	—	—	423
Income (loss) from operations		59,969	88,088	(25,227)	122,830
Depreciation & amortization		10,060	10,823	818	21,701
Noncash stock-based compensation		—	—	7,305	7,305
Facility closure	(1)	13,921	—	—	13,921
Adjusted EBITDA		$83,950	$98,911	$(17,104)	$165,757

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Three Months Ended June 25, 2022
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$75,420
Interest expense, net	—	—	—	14,335
Other expense	—	—	—	759
Income tax expense	—	—	—	23,430
Net income attributable to noncontrolling interest	—	—	—	135
Income (loss) from operations	62,616	75,564	(24,101)	114,079
Depreciation & amortization	9,791	9,118	975	19,884
Noncash stock-based compensation	—	—	7,400	7,400
Adjusted EBITDA	$72,407	$84,682	$(15,726)	$141,363

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation For the Nine Months Ended June 24, 2023
		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$122,808
Interest expense, net		—	—	—	41,600
Other income		—	—	—	(3,147)
Income tax expense		—	—	—	39,446
Net income attributable to noncontrolling interest		—	—	—	570
Income (loss) from operations		154,779	126,887	(80,389)	201,277
Depreciation & amortization		30,647	32,483	2,374	65,504
Noncash stock-based compensation		—	—	20,632	20,632
Facility closure	(1)	13,921	—	—	13,921
Adjusted EBITDA		$199,347	$159,370	$(57,383)	$301,334

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation For the Nine Months Ended June 25, 2022
	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$154,142
Interest expense, net	—	—	—	43,445
Other expense	—	—	—	1,337
Income tax expense	—	—	—	47,319
Net income attributable to noncontrolling interest	—	—	—	895
Income (loss) from operations	168,512	152,132	(73,506)	247,138
Depreciation & amortization	28,879	26,457	2,997	58,333
Noncash stock-based compensation	—	—	18,879	18,879
Adjusted EBITDA	$197,391	$178,589	$(51,630)	$324,350
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
The inflationary pressure, including notable increases in costs for key commodities, labor and freight, that we experienced in fiscal 2022 has continued in fiscal 2023, although at a reduced rate in recent months.
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
We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 82% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.
Operating Activities
Net cash provided by operating activities increased by $310.0 million, from cash used by operating activities of $82.4 million for the nine months ended June 25, 2022, to $227.6 million of cash provided by operating activities for the nine months ended June 24, 2023. The increase in cash provided by operating activities was due primarily to changes in our working capital accounts for the period ended June 24, 2023, as compared to the prior year period, driven primarily by a reduction in inventory levels as the company converted inventory into cash.
Investing Activities
Net cash used in investing activities decreased $59.4 million, from $100.8 million for the nine months ended June 25, 2022 to $41.5 million during the nine months ended June 24, 2023. The decrease in cash used in investing activities was due primarily to lower capital expenditures in the current year compared to the prior year.

Financing Activities
Net cash used by financing activities decreased $12.6 million, from $46.2 million for the nine months ended June 25, 2022, to $33.7 million for the nine months ended June 24, 2023. The decrease in cash used by financing activities during the current year was due primarily to decreased open market purchases of our common stock during the current year as compared to the prior year. During the nine months ended June 24, 2023, we repurchased approximately 0.2 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $7.7 million, or approximately $37.23 per share, and approximately 0.6 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $20.6 million, or approximately $35.28 per share. During the nine months ended June 25, 2022, we repurchased approximately 13 thousand shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $0.6 million, or approximately $41.30 per share, and 0.9 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $37.7 million, or approximately $41.44 per share.
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
We believe that cash flows from operating activities, funds available under our Amended Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $60 million to $70 million in fiscal 2023, of which we have invested approximately $41 million through June 24, 2023.
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
Total Debt
At June 24, 2023, our total debt outstanding was $1,187.8 million, as compared with $1,186.2 million at June 25, 2022.

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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 24, 2023.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 24, 2023.
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

The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our Amended Credit Facility.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 24, 2023.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. At June 24, 2023, the Company's applicable borrowing base calculation supported access to approximately $559 million under the Amended Credit Facility. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for short-notice borrowings. As of June 24, 2023, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside of the Amended Credit Facility, there were other letters of credit of $3.3 million outstanding as of June 24, 2023.
Borrowings under the Amended Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 24, 2023, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of June 24, 2023. An unused line fee is payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of June 24, 2023, the applicable interest rate related to Base Rate borrowings was 8.3%, and the applicable interest rate related to one-month SOFR-based borrowings was 6.1%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility as of June 24, 2023.

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

Summarized Statements of Operations
	Nine Months Ended		Fiscal Year Ended
	June 24, 2023		September 24, 2022
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$587,167	$1,966,523	$819,213	$2,519,631
Gross profit	$128,224	$610,493	$183,090	$793,829
Income (loss) from operations	$(21,767)	$223,505	$(12,305)	$273,144
Equity in earnings of Guarantor subsidiaries	$168,822	$—	$212,336	$—
Net income (loss)	$(47,547)	$168,822	$(53,968)	$212,336

Summarized Balance Sheet Information
	As of		As of
	June 24, 2023		September 24, 2022
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$553,085	$1,139,231	$454,084	$1,054,446
Intercompany receivable from Non-guarantor subsidiaries	64,893	—	73,153	—
Other assets	3,483,357	2,744,733	3,470,188	2,770,323
Total assets	$4,101,335	$3,883,964	$3,997,425	$3,824,769

Current liabilities	$159,420	$324,800	$161,660	$297,050
Intercompany payable to Non-guarantor subsidiaries	—	1,854	—	1,138
Long-term debt	1,187,301	197	1,185,891	354
Other liabilities	1,284,193	173,506	1,290,578	312,537
Total liabilities	$2,630,914	$500,357	$2,638,129	$611,079

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 24, 2023.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer, have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2023. There were no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 24, 2023 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 26, 2023 - April 29, 2023	94,445	(2) (3)	$36.01	79,027	$94,591,000
April 30, 2023 - May 27, 2023	139,394	(2) (3)	$35.89	135,731	$93,491,000	(4)
May 28, 2023 - June 24, 2023	256,570	(3)	$35.76	251,253	$84,501,000
Total	490,409		$35.85	466,011	$84,501,000
(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 24, 2023, we had $84.5 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)During the period April 30 through May 27, 2023, 135,731 shares were repurchased under the two plans. We repurchased 104,054 shares under the Equity Dilution Authorization and 31,677 shares under the 2019 Repurchase Authorization.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
Not applicable

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished

10.1
First Amendment to Third Amended and Restated Credit Agreement dated May 15, 2023, among the Company, each of the other Borrowers and Guarantors party hereto, the Lenders party hereto, and Truist Bank, as the Administrative Agent and Annex A to First Amendment to Third Amended and Restated Credit Agreement dated December 16, 2021, among the Company, certain of the Company's subsidiaries as guarantors, a syndicate of financial institutions party thereto, Truist Bank, as Issuing Bank and Administrative Agent, Bank of America, N.A., Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of the West, Capital One, National Association, JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Co-Documentation Agents, Truist Securities, Inc., Bank of America, N.A., Keybanc Capital Markets, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.
X

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2023, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 3, 2023

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)