Form 10-K
period 2023-09-30
CENTRAL GARDEN & PET CO
filed 2023-11-28
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Large accelerated filer      ☒    Accelerated filer      ☐        Non-accelerated filer     ☐
Smaller reporting company     ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 25, 2023, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $383.2 million, $1.5 billion and $76 thousand, respectively.
At November 15, 2023, the number of shares outstanding of the registrant’s Common Stock was 11,077,612 and the number of shares outstanding of Class A Common Stock was 41,133,885. In addition, on such date, the registrant had outstanding 1,602,374 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 30, 2023

i

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
•high inflation and interest rates, and other adverse macro-economic conditions;
•fluctuations in market prices for seeds and grains and other raw materials;
•our inability to pass through cost increases in a timely manner;
•our ability to recruit and retain new members of our management team, including a Chief Executive Officer, to support our businesses and to hire and retain employees;
•fluctuations in energy prices, fuel and related petrochemical costs;
•declines in consumer spending and increased inventory risk during economic downturns;
•the potential for future reductions in demand for product categories that benefited from the COVID-19 pandemic, including the potential for reduced orders as retailers continue to work through excess inventory;
•adverse weather conditions;
•the success of our Central to Home strategy and our Cost and Simplicity program;
•risks associated with our acquisition strategy, including our ability to successfully integrate acquisitions and the impact of purchase accounting on our financial results;
•material weaknesses relating to the internal controls of recently acquired companies;
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
ii

•potential dilution from issuance of authorized shares;
•the voting power associated with our Class B stock; and
•the impact of new accounting regulations and the possibility our effective tax rate will increase as a result of future changes in the corporate tax rate or other tax law changes.
MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group Lawn Care Consumer Insights, October 2022; National Gardening Survey, April 2023; The Freedonia Group Outdoor Living Products, June 2023; Packaged Facts Lawn and Garden Consumables, December 2022; Packaged Facts U.S. Pet Market Outlook, 2023-2024, April 2023; Packaged Facts Pet Market Sizing Spreadsheet, August 2023; Packaged Facts Pet Stores and Pet Specialty Retailing,January 23; Packaged Facts Durable Dog and Cat Pet Care Products, May 2022; American Pet Products Association (APPA) National Pet Owners Survey 2023-24; IBIS World Industry Report 45391 Pet Stores in the U.S., April 2019; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
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
iii

PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a market leader in the pet and garden industries in the United States. For over 40 years, Central has proudly nurtured happy and healthy homes by bringing innovative and trusted solutions to consumers and customers. We manage our operations through two reportable segments: Pet and Garden.
Our Pet segment includes dog and cat supplies such as dog treats and chews, toys, pet beds and containment, grooming products, waste management and training pads; supplies for aquatics, small animals, reptiles and pet birds including toys, cages and habitats, bedding, food and supplements; products for equine and livestock, animal and household health and insect control products; live fish and small animals as well as outdoor cushions. These products are sold under brands such as Aqueon®, Cadet®, Comfort Zone®, Farnam®, Four Paws®, K&H Pet Products® (“K&H”), Kaytee®, Nylabone® and Zilla®.
Our Garden segment includes lawn and garden consumables such as grass seed; vegetable, flower and herb packet seed; wild bird feed, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers and live plants. These products are sold under brands such as Amdro®, Ferry-Morse®, Pennington® and Sevin®.
The following charts indicate each class of similar products that represented approximately 10% or more of our consolidated net sales and the percentage of net sales represented by each segment in fiscal 2023.

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
Consumer: Build and Grow Brands that Consumers Love
To grow, we are seeking to develop more differentiated new products and reinvest some of our annual cost savings in brand building and demand creation to help us drive sustainable organic growth and build market share. We continuously strive to get a deeper understanding of our consumers, the products and features they desire and how they make their purchasing decisions. We are investing in consumer insights, data analytics as well as research and development to achieve our innovation goals with a strong pipeline of new products. We recognize that consumers are increasingly researching, as well as buying products online and we continue to advance our digital capabilities. We have seen promising early marketing campaign results driving accelerated growth and share gains across several brands, including our Pennington “FlipTheTurf” and Zilla “Rep Yourself” campaigns.

Customer: Win with Winning Customers and Channels
We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded and private label products for our customers as well as distribute third-party brands that give our retail partners a breadth of selection from premium to value products. Recent trends have shown that eCommerce channels, including pure-play, omnichannel and direct-to-consumer, are the preferred solutions for today's convenience-oriented consumers. To address the changing consumer landscape, we continue to build out our digital and eCommerce capabilities while also ensuring we have the right policies, products and programs to allow all channels to compete effectively. Concurrently, we are optimizing our supply chain for high-demand eCommerce items to ensure customer and consumer availability requirements are met at optimal cost. Finally, we are also investing in sales planning, net revenue management and price pack architecture.
Central: Fortify the Central Portfolio
We are managing each business differentially, based on clearly articulated strategies that define the role of each business within our portfolio. We regularly assess the profitability and growth potential of each of our businesses. All businesses have clear roles in the portfolio and a strategy that is consistent with that role. Some of our businesses are managed to optimize top-line growth, whereas others are more focused on reducing costs and maximizing operating income.
We are building out our portfolio in attractive, broadly defined pet and garden markets. We are supplementing our organic growth with acquisitions and joint ventures. Our M&A priorities are to build scale in our core pet and garden categories, enter priority adjacencies and enhance key capabilities, for example in digital and eCommerce. We generally seek growth and margin accretive, brand-focused companies with talented management teams. We are also committed to divesting businesses where we cannot find a path to profitability and have done so in the past. For example, we sold our distribution business into the independent garden channel in 2023.
Central Ventures, our venture fund which we established in 2020, further supports our M&A strategy. Our objective is to partner with leading entrepreneurs and innovators in the pet and garden industries and leverage our experience and capabilities to accelerate growth. The fund is primarily focused on three emerging growth areas in our two industries: sustainability, health and wellness, and digitally connected products and services.
Grounded in our purpose to nurture happy and healthy homes, we are working towards a more sustainable future for all. We believe we have not only the opportunity but also the responsibility to make a difference and drive positive change. Our Central Impact strategy - focused on protecting our planet, cultivating our communities and empowering our employees - is our commitment and approach to corporate sustainability.
Cost: Reduce Cost to Improve Margins and Fuel Growth
Optimizing our supply chain footprint is a priority as we seek to become more efficient and cost-effective. Having the right facilities in the right locations is critical to lowering costs and enabling our businesses to meet the demands of our existing and new customers. We have already consolidated some of our dog and cat treat and toy businesses and numerous garden manufacturing facilities. We combined our outdoor cushion business with our pet bed business given the synergies in sourcing, manufacturing and innovation, and recently closed a pet bedding facility.
In addition to the short-term actions we have taken in recent quarters to cut costs, we are advancing our plans to more significantly simplify our business and improve our efficiency across the organization by rationalizing our footprint, streamlining our portfolio, and improving our cost structure. The focus of our Cost and Simplicity program is on a number of key areas, including procurement, logistics, manufacturing, portfolio optimization and administrative costs. We expect to reduce complexity, which means fewer SKUs, fewer plants and fewer distribution centers. We further expect lower cost of goods sold through lower logistics costs and better procurement, lower administrative costs through scale, leverage and efficiency, and a gradual shift in focus to our higher margin, higher growth potential branded pet and garden consumer products.
Culture: Strengthen Our Entrepreneurial Business-Unit Led Growth Culture
Our values, created by leaders across the Company, are the cornerstone of our culture, and they are at the root of every decision we make – we call them “The Central Way.” We believe having a strong set of values provides a foundation for employees and strengthens how we all work together. They comprise six simple values: “We do the right thing.” “We strive to be the best.” “We are entrepreneurial.” “We win together.” “We grow every day.” and “We are passionate.”
We believe one of the reasons our employees work at Central is because they love the pet and garden categories, and that creates a passionate and effective team. We strive to make Central a great place to work that embraces diversity and inclusion.
In fiscal 2023, we introduced the Women in Leadership Council, a collective of senior female leaders from across Central brought together to help advance women at Central. The Council has established four committees that are dedicated to making progress across key areas that align with our diversity & inclusion strategy. These key areas are mentorship, leadership development, retention & recruiting and employee education.

Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our Central to Home strategy, including the following:
Broad Portfolio of Leading Brands Across Key Pet and Garden Segments
We are one of the leaders in the U.S. pet supplies market and the lawn and garden consumables market. We have a diversified portfolio of brands in both segments, many of which are among the leading brands in their respective market categories, ranging from Kaytee in pet bird and small animal, Nylabone in dog toys, Cadet in dog treats and chews, Four Paws in waste management and grooming, K&H in heated pet products, Aqueon in aquatics and Farnam in equine to Pennington in wild bird products, grass seed and fertilizer, Ferry-Morse in packet seed and Amdro in controls. The majority of our brands have been marketed and sold for more than 40 years.
Robust Financial Performance
We have demonstrated strength in our financial performance, in net sales, earnings and cash flow. Our net sales grew on average 8.4% annually over the last five years, driven by acquisitions and organic growth. Operating income grew on average 4.7% on a GAAP basis annually over the same period. We have a strong cash and liquidity position driven by a combination of capital raises and cash flow from operations which puts us in a strong position to grow further through both acquisitions and organically.
Proven Track Record of M&A
Since 1992, we have completed over 60 acquisitions to create a company of approximately $3.3 billion in net sales. These acquisitions have successfully expanded the breadth of our pet and garden portfolios. Most recently, in early November 2023, we acquired TDBBS, LLC, a provider of premium natural dog chews and treats. The addition of TDBBS will expand our portfolio with bully and collagen sticks, bones and jerky, add scale to our dog and cat business and enhance our eCommerce and digital capabilities.
We are a patient and disciplined value buyer, typically focused on opportunities that build scale in our core pet and garden categories or in priority adjacencies, with a recent emphasis on those that enhance key capabilities, for example in digital and eCommerce. We are open to businesses that, on top of traditional operating synergies, can leverage our expertise and capabilities and allow us to add value through our low-cost manufacturing and distribution competencies. We generally prefer to acquire brand-focused businesses with growth and margin rates above Central’s rates, with proven, seasoned management teams, who are committed to stay with the acquired business. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We continually review our businesses to ensure they meet expectations and have implemented strategies to reverse sub-par performance when necessary.
Strong Relationships with Retailers
We have developed strong relationships with major and independent brick & mortar and online retailers, providing them broad product offerings including new product innovation, premium brands, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to Costco, Walmart and Petco, among the largest lawn and garden consumables vendors to Home Depot, Walmart and Lowe’s, in the food, drug and mass merchandise channels, and a leading supplier to independent pet retailers in the United States.
In fiscal 2023, Bell Nursery was named Outdoor Garden Partner of the Year by the Home Depot after having been awarded the Home Depot Environmental Partner of the Year in fiscal 2022, recognizing Bell Nursery’s commitment to sustainability. In fiscal 2022, Petco recognized Central as the Companion Animal Vendor of the Year, and Pet Supplies Plus acknowledged one of our leaders with the prestigious Lifetime Achievement Award at their annual Suppliers Awards meeting. Our pet distribution business was awarded the 2022 Distributor of the Year Award by Petsense by Tractor Supply.
Walmart, our largest customer, represented approximately 16% of our total company net sales in fiscal 2023 and 17% in fiscal 2022. Home Depot, our second largest customer, represented approximately 16% of our total company net sales in both fiscal 2023 and 2022. Lowe's, Costco and Petco are also significant customers, and together with Walmart and Home Depot, they accounted for approximately 52% of our net sales in fiscal 2023 and and 51% in fiscal 2022.

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
We are a leading supplier to independent specialty retailers for the pet supplies market and to select national retailers for the lawn and garden consumables market. Our sales and distribution facilities are strategically placed across the United States to allow us to service both our mass market customers, as well as independent pet specialty retail stores, serving traditional brick-and-mortar but increasingly also omnichannel and pure-play retailers selling only through the internet. In addition, we operate facilities in China, Canada, the United Kingdom and Mexico. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost-efficient manner. We believe this gives us a competitive advantage over other suppliers, as this network provides us with key access to independent pet specialty retail stores and select national retail lawn and garden customers that require two-step distribution, facilitating acquisition and maintenance of shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for new internally developed and acquired brands.
We plan to continue to utilize our team of dedicated salespeople and our sales and logistics networks to expand sales of our branded pet and garden products.
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
In 2023, our Chairman and founder, William E. Brown, was recognized with the prestigious Lifetime Achievement Award by the World Pet Association for his achievements and contributions in the pet industry.
Pet Segment
Pet Overview
We are one of the leading producers and marketers of branded pet supplies in the United States. We also produce numerous private label brands. In addition, our Pet segment operates one of the largest sales and distribution networks in the industry, strategically supporting our brands.
Pet Industry Background
The pet industry includes food, supplies, veterinary care and non-medical services, and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and small animal categories. The pet supplies segment includes: dog and cat treats and chews, toys, pet beds and containment, grooming products, waste management and training pads; supplies for aquatics, small animals, reptiles and pet birds including toys, cages and habitats, bedding, food and supplements; products for equine and livestock, animal and household health and insect control products; live fish and small animals. The total annual retail sales of the pet food, treats and chews, supplies, veterinary and non-medical services and live animal industry in 2023 was estimated by Packaged Facts to be approximately $145 billion. We expect the industry to continue to grow from that foundation. Based on Packaged Facts estimates for 2023, we estimate the annual retail sales of the pet supplies, treats and chews, and live animal markets in the categories in which we participate to be approximately $39 billion.
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
The pet food and supplies industry retail channel is composed of a wide range of retailers, from national chains like Petco and PetSmart to approximately 5,900 independent/non-chain pet stores in addition to mass-market, farm & feed stores, online and other retailers. In the last decade, independent pet stores have suffered not only from growing online competition, but also competition from mass-market retailers expanding their pet offerings with services and private label products. Following a surge in online ordering for at-home delivery or curbside pickup during the pandemic, eCommerce growth has somewhat moderated today but continues to outpace brick-and-mortar. To counter the success of online retailers, brick-and-mortar based retailers are continuing to add veterinary and non-medical services to their offerings, such as grooming, boarding, and training, attempting to drive in-store traffic and increase profitability.

Long-Term Pet Industry Characteristics
During the Covid-19 pandemic, the pet supplies market benefited from the addition of millions of pets, the heightened focus on wellness among pet owners, the rush of online shopping and adaptability of consumers, marketers, retailers and service providers to meet every pet's healthcare needs. Long term, we believe the U.S. pet supplies market will continue to grow due to favorable trends tracking within the pet industry, including demographics, health and wellness, humanization and premiumization. For the first time, pet ownership is split equally between younger generations (Gen Z and Millennials) and older generations (Gen X and Baby Boomers), with the younger generations spending more on their pet in the past year. A 2023 Packaged Facts survey found that across generations, the majority of pet owners depend on their pets intensely for companionship, affection, fun and mental and physical health benefits. The same survey found that approximately 96% of U.S. pet owners view their pet as family, and pets are interwoven into the lifestyles and daily routines of pet parents. Moreover, the majority of pet owners agree that they look for products to improve their pet's health and well-being.
Branded Pet Products
Our principal pet supplies categories are dog and cat supplies, dog treats and chews; aquatics and reptile supplies, small animal and pet bird supplies, animal health products as well as live fish and small animals. Our Nylabone brand is one of the leading brands in dog toys and treats, Kaytee in pet birds and small animal, Farnam in equine, Aqueon in aquatics and Comfort Zone in cat calming. In addition, we operate our Arden Companies® outdoor cushion business in the Pet segment due to synergies in sourcing, manufacturing and innovation with our pet bed business.
We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2023, our Nylabone brand launched a new collection of play toys for imaginative fun as well as four new product lines that include a variety of chew toys and chew treats. These releases feature chew toy shapes inspired by everyday objects with a fun twist; multi-flavored Basted Blast chew toys; the Sneaky SnackerTM chew & treat toy; and Healthy Edibles® Meaty Center chew treats. And our Cadet brand introduced a unique line of all-natural, highly palatable, and digestible long-lasting chews called Bully Hide. In fiscal 2022, we launched Nylabone Gourmet Style chew toys, which are uniquely crafted with enticing gourmet treats, and an exciting combination of flavor bits roasted throughout.
Over the last two years, many of our pet products have won industry awards. In fiscal 2023, our Nylabone brand was selected as a finalist in the 2022 Pet Product News Editors’ Choice Awards for its Gourmet Style chew toys. Aqueon won “Health Focused Product of the Year” and “Waste Innovation of the Year” in the 2023 Pet Innovation Awards in addition to “Runner Up” at the SuperZoo New Product Showcase. In fiscal 2022, Field + Forest™ by Kaytee Hay Bale was selected as an Editor’s Choice Winner by Pet Product News, Nylabone won Chew Toy Product of the Year award, Kaytee NutriSoft™ was selected as winner of the Bird Food Product of the Year award, and Vetrolin® Bath was selected as winner of the Shampoo Product of the Year award in the 2022 Pet Independent Innovation Awards. At SuperZoo 2022, Aqueon Stick’ems™ and Zilla Rapid Sense™ Décor won first place in the New Product Showcase award in the Aquatics and Herptile category.
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
Animal Health (Health & Wellness, Equine and Professional). We supply calming products under the Comfort Zone brand, and flea and tick controls under the Adams® brand. We also offer innovative products for horses in the fly control, supplements, grooming, deworming, wound care, leather care and rodenticides categories. Our portfolio of brands for equine includes Farnam, Horse Health™ Products, Vita Flex®, Just One Bite® and Rodentex™. These brands, along with sub-brands including Bronco®, Endure®, IverCare®, Horseshoer’s Secret®, Red Cell®, Sand Clear™, Super Mask® II and Vetrolin® position us as a leader in these categories. Moreover, we are a leading supplier of insect control products sold into various markets. We are the only domestic provider of (S)-Methoprene, which is an active ingredient used to control mosquitoes, flies, fleas, beetles and ants in many professional and consumer insect control applications. Our products are sold primarily under the Starbar® and Zoëcon® family of brands, as well as standalone brands such as Altosid®, Centynal™, ClariFly®IGR, Diacon®, Essentria® and Extinguish®. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus.
Aquatics and Reptile Supplies. We are a leading supplier of aquariums and terrariums as well as related fixtures and stands, water conditioners and supplements, water pumps and filters, sophisticated lighting systems and accessories featuring the brands Aqueon, Blagdon®, Coralife®, Interpet® and Zilla.
Live Fish and Small Animals. Segrest and SunPet are leading wholesalers of aquarium fish and plants, reptiles and small animals to pet specialty and mass merchandiser stores as well as public aquariums and research institutions.

Outdoor cushions. We sell Arden-branded outdoor cushions through major retailers, both in-store and online, and private label outdoor cushions through the largest big box stores in North America, all leveraging Arden's EverTru®-branded outdoor fabric. Our OceanTex™ fabrics, developed by EverTru, are responsibly made and composed of up to 100% recycled materials, including reclaimed ocean plastic and fishing nets.
Pet Sales and Distribution Network
Our domestic sales and distribution network exists to promote both our proprietary brands and third-party brands. It provides value-added service to over 9,800 retailers, many of which are independent specialty stores with fewer than 10 locations, and over 6,400 veterinary offices. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network that are supplied in single shipments enables our independent customers to work with us on a cost-effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.
Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, food, drug and mass stores, as well as the eCommerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 13% of our Pet segment's net sales in fiscal 2023, and 11% in fiscal 2022. Walmart, Petco, Amazon and Kroger are also significant customers.
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
Over the last two years we have received a number of awards for marketing. For example, in fiscal 2022, Kaytee won two packaging design awards from Graphic Design USA for Kaytee NutriSoft and Field + Forest by Kaytee.
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

Garden Segment
Garden Overview
We are a leader in the consumer lawn and garden consumables market in the United States and offer both premium and value-oriented branded products. We also produce numerous private label brands. In addition, our Garden segment operates a manufacturing, sales and distribution network that strategically supports our brands with select national retailers.
Garden Industry Background
The garden industry includes consumables such as grass and other seeds, fertilizer, controls, live goods, wild bird products as well as soil and mulch, and durables such as landscaping and decorative products including pottery, outdoor furniture, water features, lighting, arches and trellises. The total lawn and garden consumables industry in the United States is estimated by Packaged Facts, the Freedonia Group, Numerator and internal estimates to be approximately $31 billion in annual retail sales in 2023, including grass and other seeds, fertilizer, controls, live goods, wild bird products as well as soil and mulch. We estimate the annual retail sales of the lawn and garden consumables market in the categories in which we participate to be approximately $30 billion.
The lawn and garden consumables market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands.
Long-Term Garden Industry Characteristics
Building off of trends that grew in prominence during the COVID-19 pandemic – including a surge in garden activity, increased use of outdoor spaces for entertainment, staycation and do-it-yourself lawn maintenance – the Freedonia Group expects the industry sales for 2023 to remain above 2019 pre-pandemic levels. Gardening and outdoor recreation continue to be popular among many consumers and lifestyle changes and shifts in demographics are creating new opportunities in gardening. Interest in outdoor living is particularly high among millennials, the nation's largest group of gardeners. Representing 29% of all gardeners, millennials are increasingly interested in gardening as a leisure pursuit. We believe this trend bodes well for live plants, pot and planters and garden consumables. According to the Freedonia Group, 55% of people who grow plants, refer to their plants as “babies” or have called themselves a “plant parent”. Gardeners who use this term are more likely to spend more money on their “plant babies” by investing in more attractive pots or planters, looking for unique plant varieties, or buying specialty tools or high-end consumables to care for them.
Branded Lawn and Garden Products
Our principal lawn and garden consumables product lines are grass seed, wild bird products, lawn and garden care products including fertilizers, insect control products, live plants and packet seed. Our Pennington brand is one of the largest in grass seed, wild bird feed and birding accessories. Ferry-Morse is a leader in vegetable, herb and flower packet seed, and our Amdro brand is a leading portfolio of control products.
We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2023, our Ferry-Morse brand introduced more than 40 different Plantlings™ Garden Starter Kits, curated bundles of Plantlings that complement each other and take the guesswork out of planning and buying. In fiscal 2022, we launched Pennington Smart Patch lawn products, ideal for patching bare lawn spots and thinning areas.
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
Wild Bird. We are the leading producer, marketer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories. These products are sold under the Pennington, 3-D® Pet Products and Wild Delight® brands. Many of our branded wild bird feed mixes are treated with a proprietary blend of vitamins and minerals. For example, our Pennington brand feed mixes are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizer and Controls. We are a leading producer, marketer and distributor of soil supplements and stimulants. We manufacture several lines of lawn and garden fertilizers and soil supplements in granular and liquid form under the Alaska® Fish Fertilizer, Ironite®, Pennington, Pro Care® and Superthrive® brand names and other private and controlled labels. We also produce, market and distribute lawn and garden weed, moss, insect and pest control products. We sell these products under brands such as Amdro, Corry’s®, Daconil®, IMAGE®, Knockout™, Lilly Miller®, Moss Out®, Over-N-Out®, Rootboost™ and Sevin, as well as other private and controlled labels.

Live Plants. With Bell Nursery and Hopewell Nursery, we are the primary supplier of superior quality flowers, trees, shrubs and other plants to Home Depot in the Northeast and mid-Atlantic regions, producing and shipping tens of millions of annuals and perennials each year, also offering items we do not grow, such as orchids and indoor plants.
Packet Seed. We are a leading provider of vegetable, herb and flower packet seeds and seed starters. We sell these products under the American Seed®, Ferry-Morse, Jiffy®, Livingston®, McKenzie® Seed and other brand names.
Garden Sales and Distribution Network
Our sales and distribution network exists primarily to promote our proprietary brands and provides us with key access to select national retail chains for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, market intelligence and potential acquisition targets. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling select national retail chains to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.
Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as home improvement centers, food, drug and mass merchants, and professional end users. Sales to Home Depot represented approximately 35% and 33%, sales to Walmart represented approximately 24% and 28% and sales to Lowe’s represented approximately 14% and 16% of our Garden segment’s net sales in fiscal 2023 and 2022, respectively.
To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:
•dedicated sales forces represent our combined brand groups;
•a retail sales and logistics network, which provides in-store training and merchandising for our customers, especially during the prime spring and summer seasons;
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
Seasonality
While demand for our pet supplies products, except for pest controls, is generally balanced over the year, our lawn and garden consumables business is highly seasonal with approximately two-thirds of net sales occurring in our second and third fiscal quarters combined. We build inventory based on expected demand and typically fill customer orders within a few days of receipt, so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term borrowings under our revolving credit facility. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, and Note 11, Long-Term Debt, appearing later in this Form 10-K.
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
The principal raw materials required for our bird feed are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains and seeds to satisfy expected production volume, we enter into contracts to purchase a portion of our expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price.
Patents, Trademarks and Other Proprietary Rights
We hold numerous patents in the United States and in other countries and have several patent applications pending. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous to our business, but do not regard any particular patent as essential to our operations. In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets. Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own numerous trademarks, service marks, trade names and logotypes. Many of our trademarks are registered. For those that are not, we rely on our common law trademark rights.
Human Capital Management
We believe one of the reasons Central employees are part of our organization is because they are passionate about the pet and garden industries. Every Central Team member and every job is important to our success and helping us to achieve our purpose.
As of September 30, 2023, we had approximately 6,700 employees, of whom approximately 6,300 were full-time employees and 400 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 100 employees at our facilities in Puebla, Mexico and Brandon, Canada, none of our employees are represented by a labor union. The attrition rate of our non-seasonal full-time and part-time workforce was 39% in fiscal 2023.
We believe that attracting, developing and retaining a diverse and inclusive workforce is important to our continued success. Women serve in several senior leadership roles, holding 39% of leadership positions (defined as Managers, Directors and Senior leaders (Vice President and above), including Interim Chief Executive Officer, General Counsel and Secretary, Senior Vice President Supply Chain, Senior Vice President Pet Consumer Marketing, Vice President Digital Marketing & Commerce, Vice President Investor Relations & Corporate Sustainability, Vice President Real Estate, President & General Manager Segrest, General Manager Health & Wellness and Vice President Pet Sales.
We recognize that financial stability is a critical component to our employees’ well-being. Our competitive compensation programs include base salary or hourly compensation for all employees. In addition, we provide a discretionary annual 401k employer contribution and a bonus program for eligible employees, which is based on the success of our businesses as measured by designated performance metrics and individual performance contributions. Another component of our overall compensation program is long-term equity, which is offered through annual and individual grants. We use such long-term equity grants as a means of attracting and retaining key employees to reward performance and to give these employees a vested interest in the success of the Company. Moreover, our physical health programs, like our medical and dental coverage, help our employees to feel their best on the job and at home.
Developing our employees so that they can assume key roles within Central is an important strategic priority for us. We offer a variety of programs and resources to train and enhance the skill set of our workforce, including a mentoring program and subsidizing college and advanced degrees for eligible employees. We also engage in regular discussions around succession planning and talent development at all levels of the Company. Our Board has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Chief People Officer reports directly to the Interim Chief Executive Officer and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of the management team of the target company and our ability to obtain sufficient assurance that such management will remain with Central as needed if and after we acquire the business.
We encourage and drive high standards in our occupational health and safety performance by recording, reporting and investigating all incidents to root cause. In the ongoing push for progress, we set new annual safety targets and invest in our operational capabilities. We have improved our recordable incident rate for four consecutive years and in fiscal 2023, we were able to improve it by 20% compared to fiscal 2022.

Regulatory Considerations
Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations. Such regulations are often complex and are subject to change. For example, in the United States, all pesticides must be registered with the United States Environmental Protection Agency (“EPA”), in addition to individual state and/or foreign agency registrations before they can be sold. Fertilizer products are also subject to state Department of Agriculture registration and foreign labeling regulations. Grass and other seeds are also subject to state, federal and foreign labeling regulations.
The Food Quality Protection Act (“FQPA”) establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, are evaluated by the EPA as part of this non-dietary exposure risk assessment.
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
Environmental, Social and Governance
The long-term profitability of our business requires us to do our part to protect the planet, care for the local areas we serve, and provide our Central employees a safe, healthy and rewarding workplace. Corporate sustainability is embedded throughout our long-term enterprise roadmap and brought to life through our Central Impact strategy. We demonstrated our commitment to corporate sustainability by publishing our first Central Impact report in fiscal 2022. This inaugural report provides detailed information on our Central Impact strategy, our focus areas - protecting our planet, cultivating our communities and empowering our employees, and we have set goals in 10 critical areas - energy & greenhouse gases, water, waste, biodiversity, philanthropy, employee volunteering, product stewardship, health & safety, diversity & inclusion, learning & development - and our progress and examples of our commitment in action. The report can be found on our website www.central.com.
In fiscal 2023, Central was recognized for its efforts in promoting eco-conscious procurement practices by ODP Business Solutions.
Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 20, 2023.

Name	1	Age	Position
William E. Brown		82	Chairman of the Board
Mary Beth Springer		58	Interim Chief Executive Officer
John E. Hanson		58	President, Pet Consumer Products
Nicholas Lahanas		55	Senior Vice President, Chief Financial Officer
J.D. Walker		65	President, Garden Consumer Products
Joyce McCarthy		54	General Counsel & Secretary
William E. Brown. Mr. Brown has been our Chairman since October 2019, having also served in this capacity from 1980 to 2018. From 1980 to June 2003 and from October 2007 to February 2013, he served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of Vivitar Corporation with responsibility for Finance, Operations and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.
Mary Beth Springer. Ms. Springer became our Interim Chief Executive Officer in October 2020. She has served on our Board of Directors for the past 10 years and acted as the Lead Independent Director for the last three years. Ms. Springer currently also serves as an independent director for Amy’s Kitchen, a privately held organic food company. She spent over 20 years at The Clorox Company in roles of increasing responsibility, finalizing her time with Clorox as Executive Vice President and General Manager.
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
J.D. Walker. Mr. Walker became our President of Garden Consumer Products in 2017 and has responsibility for Central's branded garden business including sales, marketing operations, the controls and fertilizer, grass seed and vendor partner business units, as well as the retail sales & service team. He served as Executive Vice President and General Manager - Garden Branded Business from 2014 to 2017 and began with Central as Senior Vice President - Garden Sales in 2011. Prior to joining Central, Mr. Walker held increasingly senior positions for 13 years with Spectrum Brands and for 17 years with The Gillette Company's Duracell North American Group.
Joyce McCarthy. Ms. McCarthy became our General Counsel & Secretary in April 2022. From 2018-2022, she served as General Counsel & Secretary for Ferrara Candy Company where she oversaw all legal and compliance matters for the company. From 2002 to 2018, Ms. McCarthy held several key legal roles at Colgate-Palmolive Company, including four years as General Counsel of Hill’s Pet Nutrition, Inc., Colgate’s global pet food division. Prior to joining Colgate, Ms. McCarthy was an associate at Davis Polk & Wardwell and served as a law clerk to a U.S. District Court judge in the Southern District of New York.
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
Risks Affecting our Business
Inflation, high interest rates, economic uncertainty and other adverse macro-economic conditions may harm our business.
Our revenues and margins are dependent on various economic factors, including rates of inflation, interest rates, the potential of an economic recession, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact consumer spending. Beginning in fiscal 2021, we have experienced high levels of inflation resulting in significant cost increases in many parts of our business, including input costs, labor costs, and fuel costs. While the rate of inflation has slowed during fiscal 2023, if the inflationary environment continues during fiscal 2024, we may be unable to pass through higher input costs by raising the price of our products, consumer confidence and purchasing may weaken and we may experience organic sales declines and gross margin and operating income declines.
High energy prices could adversely affect our operating results.
Beginning in 2021, energy prices increased substantially and have remained elevated, resulting in increased costs for fuel and raw materials for many of our products. Energy prices may continue to rise or remain elevated during fiscal 2024. Continued high energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
A decline in consumers’ discretionary spending or a change in consumer preferences during economic downturns could reduce our sales and harm our business.
Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including the current inflationary environment, high interest rates, the potential for an economic recession, other general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in consumer discretionary spending during the economic downturn could reduce our sales and harm our business. Unfavorable economic and market conditions may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.
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
•the uncertain macro-economic environment, including high interest rates and a potential recession, and the impact either could have on consumer discretionary spending;
•seasonality and the impact of adverse weather conditions;
•fluctuations in prices of commodity grains and other input costs;

•supply chain and sourcing disruptions, including the volatile geopolitical environment;
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
Our Central to Home strategy consists of a comprehensive series of organizational and operational initiatives intended to build and grow our consumer brands, create a leading eCommerce platform and strengthen our relationships with key customers, drive a strong portfolio strategy, reduce costs to improve margins and fuel growth and strengthen our entrepreneurial, business unit-led growth culture. We expect to continue to implement these initiatives over the next several years. We anticipate continuing to incur substantial costs relating to this strategy in each of the next several years. There can be no assurance that we will be able to successfully execute our Central to Home strategic initiatives or that we will be able to do so within the anticipated time period. During the process of implementation, we will be making substantial investments in our business and will incur substantial transitional costs. These investments and transitional costs may adversely affect our operating results.
Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that could have a negative impact on us.
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
Fiscal 2022 and 2023 brought historic levels of inflation and reduced supply of certain grains due to the war in Ukraine, which drove up costs for bird feed and grass seed. In both fiscal 2022 and fiscal 2023, we experienced increasing inflationary costs in key commodities (e.g., sunflower, milo and millet). Although we were able to negotiate further price increases in fiscal 2022 and in fiscal 2023 with our retailers, it is possible that price increases may not fully offset continued high costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of continued high costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products. The same shift in consumer behavior could adversely affect our business in other product categories which experience substantial price increases.
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
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2023, approximately 67% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, heavy rains, water shortages or floods. During fiscal 2022 and fiscal 2023, we experienced unfavorable weather during the peak garden season, which adversely impacted our Garden sales. Unfavorable weather in the future could have a significant adverse effect on the sales and profitability of our lawn and garden business.
We depend on a few customers for a significant portion of our business.
Walmart, our largest customer, represented approximately 16% of our total company net sales in fiscal 2023, 17% in fiscal 2022 and 16% in fiscal 2021. Home Depot, our second largest customer, represented approximately 16%, 16% and 15% of our total company net sales in fiscal 2023, 2022 and 2021, respectively. Lowe's, our third largest customer, represented approximately 8%, 8% and 9% of our total company net sales in fiscal 2023, 2022 and 2021, respectively. Costco and Amazon are also significant customers, and together with Walmart, Home Depot and Lowe's accounted for approximately 52% of our net sales in fiscal 2023. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
During the former presidential administration, the United States imposed a series of tariffs, ranging from 5% to 25%, on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. Less than 10% of the products that we sell are manufactured in China. To the extent the United States continues the China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, or other countries, and imported into the United States could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.
We may be adversely affected by trends in the retail industry.
Our retailer customers have continued to consolidate, resulting in fewer customers on which we depend for business. These key retailers are increasingly large and sophisticated with increased buying power and negotiating strength. They are more capable of resisting price increases and can demand lower pricing. Our business may be negatively affected by changes in the policies of our key retailers, such as limitations on access to shelf space, price demands and other conditions. In addition, large retailers have the scale to develop supply chains that permit them to operate with reduced inventories. Consequently, our customers have been implementing inventory destocking and making purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business. Additionally, some retailers are increasing their emphasis on private label products. These retailers may also in the future use more of their shelf space, currently used for our products, for their store brand products. While we view private label as an opportunity and supply many private label products to retailers, we could lose sales in the event that key retailers replace our branded products with private label product manufactured by others.
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
Our ability to manage our inventory levels to meet our customers’ demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments, and inventory levels. While we increased our inventory levels significantly during fiscal 2022 to mitigate the adverse impact of supply chain disruptions on our fill rates, we were able to decrease inventory levels during fiscal 2023. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, and/or working capital, hinder our ability to meet customer demand, result in loss of customers, or cause us to incur excess and obsolete inventory charges.
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
We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue and resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in the Pet segment are Spectrum Brands, Mars, Inc. and the J.M Smucker Co., and our largest competitors in the Garden segment are Scotts Miracle-Gro, Spectrum Brands and S.C. Johnson.
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
Our inability to compete effectively could lead to lower sales volumes, price reductions, reduced profits, losses, or loss of market share which could have a material adverse effect on our business, results of operations and financial condition.

We continue to implement enterprise resource planning information technology systems.
We are incurring costs associated with designing and implementing enterprise resource planning (ERP) software systems with the objective of gradually migrating our businesses to one or the other of two systems. The choice of which is to be used for each business is dependent on the needs of the business unit. These two systems are replacing numerous accounting and financial reporting systems, most of which have been obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 43 to 9. Capital expenditures for our enterprise resource planning software systems for fiscal 2024 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions or material weaknesses relating to IT controls of acquired companies. For example, we recently identified two material weaknesses related to our Live Plants and Green Garden businesses whose IT systems have not been fully integrated into our corporate IT control structure. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We have, and we will continue to have, significant indebtedness. As of September 30, 2023, we had total indebtedness of approximately $1.2 billion. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:
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
The steps required by Generally Accepted Accounting Principles (“GAAP”) entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and that interim impairment testing is necessary include, but are not limited to: competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market value of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in the business climate that could affect our assets; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.
During fiscal 2023, 2022 and 2021, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and estimates of market growth or decline for future years. In fiscal 2023, we recorded impairment charges of approximately $7.5 million and $3.9 million in our Pet and Garden segments. There were no impairment losses recorded in fiscal years 2021 and 2022.
As part of our annual goodwill impairment testing, in fiscal 2023, we elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test as part of annual goodwill impairment test. We completed our quantitative assessment and concluded there was no impairment of goodwill. In connection with our annual goodwill impairment testing performed during fiscal years 2022 and 2021, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the quantitative goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no quantitative testing of goodwill was required.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements or otherwise adversely affect the accuracy, reliability or timeliness of our financial statements.
As described under Item 9A. "Controls and Procedures" below, we have concluded that material weakness in our internal control over financial reporting existed as of September 30, 2023 and, accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of its evaluation, management identified two material weaknesses: (1) in information technology general computer controls ("ITGCs") relating to access and program change management controls and (2) controls relating to an outsourced service provider at two acquired businesses whose IT systems had not yet been fully integrated with our corporate IT control structure.
Management is in the process of establishing a remediation plan and expects its remediation efforts will involve implementing additional controls to ensure that access and program change management controls are designed and operating effectively and that we have effective controls relating to outsourced service providers and the data they provide. Until the remediation plan is implemented, tested and deemed effective, we cannot provide assurance that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.
General Risks
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of our senior management team. The loss of the services of these persons, including the recent departure of our former Chief Executive Officer in October 2023, could have a material adverse effect on our business. Our future performance depends on our ability to attract and retain a new Chief Executive Officer and other skilled employees in all facets of our business, including management and manufacturing and distribution. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

Our inability to protect our trademarks and any other proprietary rights may have a significant, negative impact on our business.
We consider our trademarks to be of significant importance in our business. Although we devote resources to the prosecution, protection and enforcement of our trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent infringement of our trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged infringement of their trademarks and proprietary rights. There can be no assurance that future litigation will not be necessary to enforce our trademarks or proprietary rights or to defend ourselves against claimed infringement of the rights of others. Any future litigation of this type could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights could also harm our business and sales through reduced demand for our products and reduced revenues.
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
A significant information security or operational technology incident, including a cyber attack or data breach, could disrupt our operations and adversely impact our operating results, cash flows and reputation.
We rely extensively on information technology (IT) systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, software and technical applications and platforms, many of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of our data and of our critical business operations. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack.
Our and our third-party providers’ IT systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. We cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ IT systems.
A breach of our data security systems or failure of our IT systems may have a material adverse impact on our business operations and financial results. If the IT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, including personally identifiable information, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. If our critical IT systems or back-up systems or those of our third-party vendors are damaged or cease to function properly, we may have to make a significant investment to repair or replace them. These risks can be magnified in companies that we have acquired until we fully integrate their critical IT systems into our internal controls.

In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom or damage our reputation. In addition, such events could result in unauthorized disclosure of confidential information or stakeholder information, including personally identifiable information, and we may suffer financial and reputational damage because of lost or misappropriated information belonging to us or to our partners, our employees, customers and suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions; and we could be subject to payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs.
The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results of operations and cash flows.

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
Our Chairman and founder, through his holdings of our Class B common stock, exercises effective control of the Company, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our stock.
Holders of our Class B common stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, and each share of Class B common stock is convertible at any time into one share of our common stock. Holders of our common stock are entitled to one vote for each share owned. Holders of our Class A common stock have no voting rights, except as required by Delaware law.
As of September 30, 2023, William E. Brown, our Chairman and founder, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.
Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock, 3,000,000 shares of our Class B common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the additional shares of nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it would have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of preferred stock could, depending on the rights and privileges designated by the board with respect to any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our Class B common stock, and the ability of the board to issue stock to persons aligned with current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Not applicable.
Item 2. Properties
We currently operate 43 manufacturing facilities totaling approximately 6.6 million square feet and 58 sales and distribution facilities totaling approximately 5.3 million square feet. Most sales and distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and distribution center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.
In addition to the manufacturing and sales and distribution facilities, the Garden segment leases approximately 397 acres of land in Oregon, New Jersey and Virginia used in its grass seed and live plant operations and owns approximately 2,341 acres of land in Virginia, North Carolina, Maryland, Ohio, New Jersey and Kentucky used in its live plant operations. The Pet segment leases approximately 8 acres of land in Florida to support its live fish operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time to optimize our manufacturing and distribution footprints. We lease 20 of our manufacturing facilities and 46 of our sales and logistics facilities. These leases generally expire between fiscal years 2024 and 2034. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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
As of November 15, 2023, there were 74 holders of record of our common stock, 368 holders of record of our Class A nonvoting common stock and three holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 29, 2018 to September 30, 2023 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/29/2018	9/28/2019	9/26/2020	9/25/2021	9/24/2022	9/30/2023
Central Garden & Pet Company	$100.00	$82.10	$104.88	$129.50	$104.44	$122.48
NASDAQ Composite	$100.00	$99.80	$138.59	$192.50	$140.19	$172.00
Dow Jones US Nondurable Household Products	$100.00	$146.64	$168.86	$175.52	$168.35	$186.52

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 30, 2023 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 25, 2023 – July 29, 2023	65,268	(2) (3)	$36.50	65,268	$83,235,000
July 30, 2023 – August 26, 2023	3,530	(3)	42.84	—	83,235,000
August 27, 2023 – September 30, 2023	527	(3)	41.98	—	83,235,000
Total	69,325		$36.87	65,268	$83,235,000	(4)

(1)In August 2019, our Board of Directors authorized a share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 30, 2023, we had $83.2 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)During the period June 25 through July 29, 2023, 65,268 shares were repurchased under the two plans, including 30,734 shares under the Equity Dilution Authorization and 34,534 shares under the 2019 Repurchase Authorization.

Item 6. Reserved

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
In fiscal 2023, our consolidated net sales were $3.3 billion, of which our Pet segment, or Pet, accounted for approximately $1.9 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2023, our operating income was $211 million, consisting of income from our Pet segment of $198 million, income from our Garden segment of $123 million and corporate expenses of $111 million.
Fiscal 2023 Financial Highlights
Financial summary:
•Net sales for fiscal 2023 decreased $28.5 million, or 0.9%, to $3,310 million. The decline in sales was primarily in our Garden segment, the sales of which decreased $27.6 million, or 1.9%.
•Gross profit for fiscal 2023 decreased $45.5 million, or 4.6%, to $946.8 million. Gross margin declined 110 basis points in fiscal 2023 to 28.6%, from 29.7% in fiscal 2022. On a non-GAAP basis, gross margin declined 80 basis points in fiscal 2023.
•Our operating income decreased $49.4 million, or 19.0%, to $210.6 million in fiscal 2023. On a non-GAAP basis, operating income declined $32.8 million in fiscal 2023.
•Net income for fiscal 2023 was $125.6 million, or $2.35 per share on a diluted basis compared to $152.2 million, or $2.80 per share on a diluted basis in fiscal 2022. On a non-GAAP basis, net income was $138.5 million, or $2.59 per share on a diluted basis compared to $152.2 million, or $2.80 per share on a diluted basis in fiscal 2022.

Recent Developments:
Pet Segment Facility Closures
As part of our Cost and Simplicity program, we closed several facilities in fiscal 2023. In the third quarter of fiscal 2023, we closed a leased manufacturing and distribution facility in Athens, Texas. In the fourth quarter of fiscal 2023, we closed a leased manufacturing and distribution facility in Amarillo, Texas. The closures reflect our purposeful exit of low-margin private-label pet bed product lines and our efforts to leverage the supply chain synergies of our cushion facilities, and to achieve a simpler, more efficient manufacturing and distribution network in our outdoor cushion facilities. As a result, in fiscal 2023 we incurred approximately $15.7 million of one-time costs, including $9.8 million in cost of goods sold and $5.9 million in selling, general and administrative expenses, composed of charges for facilities closure, severance, inventory liquidation and related intangibles, the majority of which was non-cash.

Sale of Garden Segment Independent Distribution Business
In the fourth quarter of fiscal 2023, we sold our independent garden center distribution business for approximately $20 million for inventory and the related customer data. Associated with the sale, we are closing one facility and part of another facility due to excess space previously dedicated to serving the independent garden channel. As a result of these planned closures, we recorded a gain of $5.8 million which is net of the inventory sold, inventory transport costs and the associated facility closure costs, including severance. The gain was recorded as part of selling, general and administrative expenses.
We exited the independent garden center distribution business to simplify our garden business and optimize our customer footprint. While we exited the distribution of products to the independent garden center channel, we retained our third-party distribution business with our largest three retail partners and other select national accounts. The business sold represented less than 5% of our Garden net sales.
Subsequent Event
On November 3, 2023, we acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The addition of TDBBS will expand our portfolio with bully and collagen sticks, bones and jerky, add scale to our dog and cat business and enhance our eCommerce and digital capabilities.
Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	71.4	70.3	70.6
Gross profit	28.6	29.7	29.4
Selling, general and administrative	22.2	21.9	21.7
Operating income	6.4	7.8	7.7
Interest expense, net	(1.5)	(1.7)	(1.8)
Other expense, net	—	(0.1)	—
Income taxes	1.1	1.4	1.3
Net income	3.8%	4.6%	4.6%

Fiscal 2023 Compared to Fiscal 2022
Net Sales
Net sales for fiscal 2023 decreased $28.5 million, or 0.9%, to $3,310.1 million from $3,338.6 million in fiscal 2022, even with the benefit of an additional week in fiscal 2023 compared to fiscal 2022. Our branded product sales, which include products we produce under Central brand names and products we produce under third-party brands, decreased $33.2 million, and sales of other manufacturers’ products increased $4.7 million. The decline in branded sales was due primarily to lower sales of private label products we produce under third-party brands in both the Garden and Pet segments. Sales of branded products represented 78% of our net sales in both fiscal 2023 and fiscal 2022. Sales of other manufacturers' products represented 22% of our net sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented:

Category	2023	2022	2021
	(in millions)
Other garden products	$832.2	$865.3	$876.6
Other pet products	699.4	765.9	767.0
Other manufacturers' products	734.9	730.2	749.1
Dog & cat products	568.6	542.9	570.9
Wild bird	475.0	434.3	340.1
Total	$3,310.1	$3,338.6	$3,303.7

Pet net sales decreased $0.9 million, to $1,877.2 million in fiscal 2023 from $1,878.1 million in fiscal 2022. The decline in Pet net sales was volume-related and due primarily to lower demand for durable pet products, particularly in our outdoor cushion business and aquatics business, and our exit of profit-challenged product lines in our private label pet bed business. These declines were partially offset by increased sales in our dog and cat treats and toys business and our wild bird feed business. Pet branded sales decreased $14.1 million, and sales of other manufacturers' products increased $13.2 million.
Garden net sales decreased $27.6 million, or 1.9%, to $1,432.9 million in fiscal 2023 from $1,460.5 million in fiscal 2022. The decrease in Garden net sales was due primarily to lower sales in our private-label controls and fertilizer business and our grass seed business, partially offset by increased sales in our wild bird feed business. The volume related sales decline was due primarily to adverse weather during our second quarter of fiscal 2023, unfavorable retailer inventory management and lighter retailer foot traffic. Garden branded sales decreased $19.1 million and sales of other manufacturers' products decreased $8.5 million.
Gross Profit
Gross profit in fiscal 2023 decreased $45.5 million, or 4.6%, to $946.8 million from $992.3 million in fiscal 2022. Gross margin declined 110 basis points to 28.6% in fiscal 2023 from 29.7% in fiscal 2022. The decrease in gross profit resulted from declines in both net sales and gross margin, primarily in Garden, impacted by unfavorable overhead absorption and inflation.
On a non-GAAP basis, excluding $9.8 million related to the facility closures in Pet, gross profit decreased $35.7 million and gross margin declined 80 basis points. Garden decreases in both gross profit and gross margin were partially offset by minor increases in Pet, compared to the prior year. The decline in Garden gross margin was due primarily to unfavorable overhead absorption, impacted by lower sales and production volumes, initial start-up costs associated with a live goods facility acquired in the prior year, and cost inflation, partially offset by pricing actions.
Selling, General and Administrative
Selling, general and administrative expenses increased $3.9 million, or 0.5%, from $732.3 million in fiscal 2022 to $736.2 million in fiscal 2023. As a percentage of net sales, selling, general and administrative expenses increased from 21.9% in fiscal 2022 to 22.2% in fiscal 2023. The increase was due to $6.8 million related to the closure of facilities in the Pet segment and intangible asset impairments, partially offset by the gain from the sale of the independent garden center distribution business. Excluding these items, non-GAAP selling, general and administrative expense declined $2.9 million and as a percentage of net sales was 22.0%.
Selling and delivery expense decreased $20.6 million, or 5.8%, to $337.5 million in fiscal 2023 and decreased as a percentage of net sales from 10.7% in fiscal 2022 to 10.2% in fiscal 2023. The decrease in selling and delivery expense, in both the Garden and Pet segments, was due primarily to reduced commercial spend in an effort to align with the lower retailer foot traffic and lower product volume.
Warehouse and administrative expense increased $24.5 million, or 6.6%, to $398.7 million in fiscal 2023 and increased as a percentage of net sales to 12.0% in fiscal 2023 from 11.2% in fiscal 2022. The increase in warehouse and administrative expense was primarily in the Pet segment and secondarily in Corporate. Pet included $8.7 million of expense related to facility closures and the impairment of an intangible asset. Garden had a relatively small increase in warehouse and administrative expense, due to income of $1.8 million resulting from a $5.8 million gain from the sale of the independent garden center distribution business, which is net of related facility closure costs, and intangible asset impairment. Corporate expenses increased $8.0 million due primarily to an increase in payroll related costs, medical insurance and legal expense partially offset by discretionary spend reductions (e.g., travel and entertainment expense). Corporate expenses included within administrative expense relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $49.4 million, or 19.0%, to $210.6 million in fiscal 2023 from $260.0 million in fiscal 2022. Our operating margin was 6.4% in fiscal 2023, decreasing from 7.8% in fiscal 2022. Decreased sales of $28.5 million, a 110 basis point decline in gross margin and increased selling, general and administrative expenses all contributed to a lower operating income. Contributing to the lower gross margin and increased selling, general administrative expenses were facility closures and intangible asset impairments. Excluding the impact of these costs, on a non-GAAP basis, operating margin was 6.9%.
Pet operating income decreased $10.9 million, or 5.2%, to $198.0 million in fiscal 2023 from $208.9 million in fiscal 2022. Pet operating income decreased due to slightly lower sales, a decrease in gross margin and increased selling, general and administrative expenses. Pet operating margin decreased from 11.1% in fiscal 2022 to 10.5% in fiscal 2023. On a non-GAAP basis, Pet operating income increased $7.5 million and operating margin increased to 11.5% in fiscal 2023.
Garden operating income decreased $30.5 million, or 19.8%, to $123.5 million in fiscal 2023 from $154.0 million in fiscal 2022. Garden was the largest contributor to the Company’s lower operating income and operating margin. Garden operating income decreased due to lower sales and a lower gross margin, partially offset by lower selling, general and administrative expenses. Garden operating income and operating margin were negatively impacted by lower sales volumes due primarily to adverse weather, unfavorable retailer inventory management and lighter retailer foot traffic.
Corporate expenses increased $8.0 million due primarily to an increase in payroll related costs, medical insurance and legal expense partially offset by discretionary spend reductions (e.g., travel and entertainment expense).

Net Interest Expense
Net interest expense decreased $7.9 million, or 13.7%, from $57.5 million in fiscal 2022 to $49.7 million in fiscal 2023. The decrease in net interest expense was due to increased interest income resulting from both higher interest rates and higher cash balances during fiscal 2023.
Debt outstanding on September 30, 2023 was $1,188.2 million compared to $1,186.6 million as of September 24, 2022. Our average borrowing rate was 4.5% in both fiscal 2023 and fiscal 2022.
Other Income (Expense)
Other income (expense) is comprised of income or loss from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was $1.5 million of income in fiscal 2023 compared to an expense of $3.6 million for fiscal 2022, due primarily to foreign currency gains in fiscal 2023 as compared to foreign currency losses in fiscal 2022.
Income Tax
Our effective income tax rate was 22.4% for fiscal 2023 compared to 23.2% for fiscal 2022. The decrease in our effective income tax rate was primarily due to a decrease in the blended state income tax rate from a mix change in the states where income was earned in the current year as compared to the prior year.
Net Income and Earnings Per Share
Our net income for fiscal 2023 was $125.6 million, or $2.35 per diluted share, compared to $152.2 million, or $2.80 per diluted share, for fiscal 2022. On a non-GAAP basis, net income in fiscal 2023 was $138.5 million, or $2.59 per diluted share.
Fiscal 2022 Compared to Fiscal 2021
For a discussion of our results of operations in fiscal 2022 compared to fiscal 2021, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 filed with the SEC.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including adjusted EBITDA, non-GAAP operating income, and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization and stock-based compensation expense (or operating income plus depreciation and amortization expense and stock-based compensation expense). Adjusted EBITDA further excludes one-time charges related to facility closures, the gain from the sale of our independent garden center distribution business and intangible asset impairment charges. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluations. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
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
Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures: we exclude the impact of the closure of facilities as they represent infrequent transactions that occur in limited circumstances that impact the comparability between operating periods. We believe the adjustment of closure costs supplements the GAAP information with a measure that may be used to assess the performance of our ongoing operations.

•Gain on sale of a business or service line: we exclude the impact of the gain on the sale of a business as it represents an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of this gain supplements the GAAP information with a measure that may be used to assess the performance of our ongoing operations.
•Asset impairment charges: we exclude the impact of asset impairments on intangible assets as such non-cash amounts are inconsistent in amount and frequency. We believe that the adjustment of these charges supplements the GAAP information with a measure that can be used to assess the performance of our ongoing operations.
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
The non-GAAP adjustments made reflect the following:
(1)During the third quarter of fiscal 2023, we recognized incremental expense of $13.9 million in our Pet segment in the consolidated statement of operations, from the closure of a leased manufacturing and distribution facility in Athens, Texas. During the fourth quarter of fiscal 2023, we recognized incremental expense of $1.8 million in our Pet segment in the consolidated statement of operations, from the closure of a leased manufacturing and distribution facility in Amarillo, Texas.
(2)During the fourth quarter of fiscal 2023, we recognized a gain of $5.8 million from the sale of our independent garden center distribution business, which includes the impact of associated facility closure costs. The gain is included in selling, general and administrative expense in the consolidated statements of operations.
(3)During the fourth quarter of fiscal 2023, we recognized a non-cash impairment charge in our Pet segment of $2.8 million related to the impairment of intangible assets caused by the loss of a significant customer in our live fish business. Also, during the fourth quarter of fiscal 2023, we recognized a non-cash impairment charge in our Garden segment of $3.9 million related to the impairment of intangible assets due to reduced demand for products we sold under an acquired trade name. The impairments were recorded as part of selling, general and administrative costs.

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Fiscal Year Ended September 30, 2023
	GAAP	Adjustments(1)(2)(3)	Non-GAAP
	(in thousands)
Net sales	$3,310,083	$—	$3,310,083
Cost of goods sold and occupancy	2,363,241	9,761	2,353,480
Gross profit	946,842	(9,761)	956,603
Selling, general and administrative expenses	736,196	6,798	729,398
Income from operations	$210,646	$(16,559)	$227,205

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
Pet Segment Operating Income Reconciliation		September 30, 2023	September 24, 2022
		(in thousands)
GAAP operating income		$198,004	$208,924
Facility closure and intangible asset impairment	(1)(3)	18,457	—
Non-GAAP operating income		$216,461	$208,924
GAAP operating margin		10.5%	11.1%
Non-GAAP operating margin		11.5%	11.1%

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
Garden Segment Operating Income Reconciliation		September 30, 2023	September 24, 2022
		(in thousands)
GAAP operating income		$123,455	$153,956
Garden independent distribution sale and intangible asset impairment	(2)(3)	(1,898)	—
Non-GAAP operating income		$121,557	$153,956
GAAP operating margin		8.6%	10.5%
Non-GAAP operating margin		8.5%	10.5%

		GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended
		September 30, 2023	September 24, 2022
		(in thousands, except per share amount)
Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet Company		$125,643	$152,152
Pet facilities closures	(1)	15,672	—
Independent garden channel distribution sale and related facility closure	(2)	(5,844)	—
Intangible impairments	(3)	6,731	—
Tax effect of adjustments		(3,705)	—
Non-GAAP net income attributable to Central Garden & Pet Company		$138,497	$152,152
GAAP diluted net income per share		$2.35	$2.80
Non-GAAP diluted net income per share		$2.59	$2.80
Shares used in GAAP and non-GAAP diluted net income per share calculation		53,427	54,425

		GAAP to non-GAAP Reconciliation Fiscal Year Ended September 30, 2023
Adjusted EBITDA Reconciliation		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet		$—	$—	$—	$125,643
Interest expense, net		—	—	—	49,663
Other income		—	—	—	(1,462)
Income tax expense		—	—	—	36,348
Net income attributable to noncontrolling interest		—	—	—	454
Sum of items below operating income		—	—	—	85,003
Income (loss) from operations		198,004	123,455	(110,813)	210,646
Depreciation & amortization		41,126	43,375	3,199	87,700
Noncash stock-based compensation		—	—	27,990	27,990
Non-GAAP adjustments	(1)(2)(3)	18,457	(1,898)	—	16,559
Adjusted EBITDA		$257,587	$164,932	$(79,624)	$342,895

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 24, 2022
Adjusted EBITDA Reconciliation	Pet	Garden	Corp	Total
	(in thousands)
Net income attributable to Central Garden & Pet	$—	$—	$—	$152,152
Interest expense, net	—	—	—	57,534
Other expense	—	—	—	3,596
Income tax expense	—	—	—	46,234
Net income attributable to noncontrolling interest	—	—	—	520
Sum of items below operating income	—	—	—	107,884
Income (loss) from operations	208,924	153,956	(102,844)	260,036
Depreciation & amortization	38,960	36,583	5,405	80,948
Noncash stock-based compensation	—	—	25,817	25,817
Adjusted EBITDA	$247,884	$190,539	$(71,622)	$366,801
Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, interest rates, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal years 2021 through 2023, we were adversely impacted by high input costs due to inflation, particularly relating to prices for grain and seed, fuel and the ingredients used in our garden controls and fertilizer business as well as heightened import costs such as shipping container costs and tariffs. In fiscal 2022, our gross and operating margins increased as we were able to increase prices to offset higher input costs. Costs continued rise in fiscal 2023, however, and we were unable to continue to increase prices to our customers at a pace sufficient for us to maintain our margins.
In fiscal 2023, we continued to experience inflationary pressures, although at a reduced rate in the latter months of the fiscal year. In fiscal 2022, we continued to experience increasing inflationary pressure, including notable increases in costs for key commodities, materials, labor and freight. During fiscal 2021, inflation was broad-based and we saw significant increases across commodity and material costs, freight and labor.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2023, approximately 67% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period.

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
Operating Activities
Net cash provided by operating activities increased $415.6 million, from $34.0 million of cash used in operating activities in fiscal 2022 to $381.6 million of cash provided by operating activities in fiscal 2023. The increase in cash provided was due primarily to changes in our working capital accounts, primarily a decrease in inventory, due to our focus on converting inventory to cash, and in accounts receivable.
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
Investing Activities
Net cash used in investing activities decreased $108.4 million from $143.0 million in fiscal 2022 to $34.6 million in fiscal 2023. The decrease in cash used in investing activities was due primarily to reduced capital expenditures, decreased investments in fiscal 2023 compared to fiscal 2022, and proceeds received from the sale of our independent garden center distribution business.
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
Financing Activities
Net cash used by financing activities decreased $29.2 million from $66.8 million of cash used in fiscal 2022 to $37.6 million of cash used in fiscal 2023. The decrease in cash used by financing activities during the current year was due primarily to lower stock repurchase activity in fiscal 2023 compared to fiscal 2022.
Net cash used in financing activities increased $487.3 million from $420.5 million of cash provided in fiscal 2021 to $66.8 million of cash used in fiscal 2022. The increase in cash used in financing activities during the fiscal 2022 was due primarily to our prior year issuance of $500 million of our 2030 Notes in October 2020 and $400 million of our 2031 Notes in April 2021, partially offset by the prior year repayment of our 2023 Notes and the corresponding premium paid on extinguishment as well as debt issuance costs incurred on the issuances of the 2030 Notes and 2031 Notes. We also increased open market purchases of our common stock during fiscal 2022 as compared to fiscal 2021.
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

We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million over the next 12 months.
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
Stock Repurchases
During fiscal 2023, we repurchased approximately 0.6 million shares of our non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $22.2 million, or $35.31 per share, and approximately 0.2 million of our voting common stock (CENT) on the open market at an aggregate cost of approximately $8.5 million, or $37.31 per share. During fiscal 2022, we repurchased approximately 1.4 million shares of our non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $56.2 million, or $40.79 per share, and approximately 39,000 shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $1.6 million, or $39.72 per share, in addition to $5.4 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
In August 2019, our Board of Directors authorized a share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 30, 2023, we had $83.2 million remaining under our 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized us to make supplemental purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 30, 2023, we did not have any shares remaining to repurchase under our Equity Dilution Authorization.
Total Debt
At September 30, 2023, our total debt outstanding was $1,188.2 million versus $1,186.6 million at September 24, 2022.
Senior Notes
Issuance of $400 million 4.125% Senior Notes due 2031
On April 30, 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). We used a portion of the net proceeds from the offering to repay all outstanding borrowings under our Amended Credit Facility, with the remainder used for general corporate purposes.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 30, 2023.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 30, 2023.
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
We may redeem some or all of the 2028 Notes, at our option, at any time on or after January 1, 2023 for 102.563%, on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 30, 2023.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $493 million as of September 30, 2023. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for Swing Loan borrowings. As of September 30, 2023, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside of the Amended Credit Facility, there were other standby and commercial letters of credit of $1.3 million outstanding as of September 30, 2023.
Borrowings under the Amended Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between1.00%-1.50%, and was 1.0% as of September 30, 2023, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 30, 2023. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Amended Credit Facility. Standby letter of credit fees accruing at the applicable margin on the average undrawn and unreimbursed amounts of standby letters of credit are payable quarterly, and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of September 30, 2023, the applicable interest rate related to Base Rate borrowings was 8.5%, and the applicable interest rate related to one-month SOFR-based borrowings was 6.3%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with the Amended Credit Agreement, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Amended Credit Facility as of September 30, 2023.
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
(3) if such Guarantor is designated as an Unrestricted Subsidiary; or
(4) if the Company exercises its legal defeasance option or covenant defeasance option or the discharge of the Company's obligations under the indentures in accordance with the terms of the indentures.
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

Summarized Statements of Operations
(in thousands)	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2023		September 24, 2022
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Net sales	$768,207	$2,531,503	$819,213	$2,198,460
Gross profit	$166,370	$767,480	$183,090	$709,635
Income (loss) from operations	$(32,001)	$244,164	$(12,305)	$243,293
Equity in earnings of Guarantor subsidiaries	$191,793	$—	$189,228	$—
Net income (loss)	$(63,840)	$191,793	$(53,968)	$189,228

Summarized Balance Sheet Information
(in thousands)	As of		As of
	September 30, 2023		September 24, 2022
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Current assets	$661,660	$999,218	$455,381	$904,090
Intercompany receivable from Non-guarantor subsidiaries	69,404	—	309,238	61,794
Other assets	3,402,000	2,762,797	3,124,526	2,458,823
Total assets	$4,133,064	$3,762,015	$3,889,145	$3,424,707

Current liabilities	$155,793	$294,686	$162,793	$267,872
Intercompany payable from Non-guarantor subsidiaries	—	766
Long-term debt	1,187,771	186	1,185,891	—
Other liabilities	1,308,736	60,611	1,450,702	220,990
Total liabilities	$2,652,300	$356,249	$2,799,386	$488,862
Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.2	$0.2	$0.1	$—	$—	$1,200.0	$1,200.5
Interest payment obligations (2)	52.5	52.5	52.5	52.5	52.5	92.8	355.3
Operating leases	54.9	47.1	33.0	22.8	14.7	34.8	207.3
Purchase commitments (3)	138.9	36.4	21.4	13.0	5.9	2.4	218.0
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$246.5	$136.2	$107.0	$88.3	$73.1	$1,330.0	$1,981.1
(1)Excludes $1.3 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $12.2 million as of September 30, 2023, of which $2.0 million is amortizable until February 2028, $5.6 million is amortizable until October 2030 and $4.6 million is amortizable until April 2031, and is included in the carrying value of the long-term debt. See Note 11 - Long-Term Debt to the consolidated financial statements for further discussion of long-term debt.
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
(4)Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $0.1 million were made in fiscal 2023 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2025 for Hydro-Organics Wholesale, Inc. and the payments are capped at $1.0 million per year.
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
Our goodwill is associated with our Pet segment and our Garden segment. In connection with our annual goodwill impairment testing performed during fiscal 2023, we elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. We completed our quantitative assessment of potential goodwill and determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts.
In connection with our annual goodwill impairment testing performed during fiscal 2022, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the estimated fair values of our reporting units under the quantitative goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no quantitative testing of goodwill was required.
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
During fiscal 2023, 2022 and 2021, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. We recognized impairment losses on certain intangible assets of $11.5 million in fiscal year 2023, and there were no impairment losses recorded in fiscal years 2021 and 2022.
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
Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 30, 2023 under our Amended Credit Facility. However, if our Amended Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.9 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 30, 2023, we had entered into fixed purchase commitments for commodities totaling approximately $218.0 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $21.8 million as the related inventory containing those inputs is sold.
Foreign Currency Risks. Our market risk associated with foreign currency rates is not considered to be material. To date, we have had minimal sales outside of the United States. Purchases made by our U.S. subsidiaries from foreign vendors are primarily made in U.S. dollars. Our international subsidiary transacts most of its business in British pounds and Canadian dollars. Therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial to our current business.

Item 8. Financial Statements and Supplementary Data
See pages beginning at F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Principal Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were not effective as a result of two material weaknesses in our internal control over financial reporting, described below, as of September 30, 2023.
In connection with the preparation of the financial statements for this Annual Report on Form 10-K, we identified deficiencies in the design and operating effectiveness of controls in our internal control over financial reporting as of September 30, 2023. Management determined these identified deficiencies represented material weaknesses related to (1) certain information technology general computer controls ("ITGC’s") at our Live Plants and Green Garden businesses and (2) controls related to an outsourced service provider that supports certain of the Company’s revenue processes for our Live Plants business and were found to not be operating effectively. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGC’s and lack of controls around outsourced IT service provider data were also deemed ineffective. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses did not result in any identified misstatements to our consolidated financial statements or changes to previously disclosed financial results.
Management is in the process of establishing a remediation plan and expects its remediation efforts will involve implementing additional controls to ensure that access and program change management controls are designed and operating effectively and that we have effective controls relating to outsourced IT service providers and the data they provide.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2023. Based on that evaluation, management concluded that other than initial remediation efforts of the material weaknesses identified above, there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.
Item 9B. Other Information
During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at www.central.com/about-us/what-we-stand-for.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports” and “Code of Ethics.” See also Item 1 – Business above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders under the captions “Stock Ownership of Management and Principal Shareholders” and "Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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
(2)Exhibits:

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed
2.1	Agreement and Plan of Merger, dated December 30, 2020, between Central Garden & Pet Company and Flora Parent, Inc.	8-K	001-33268	2.1	2/17/2021
2.2	Amendment No. 1, dated April 27, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.1	8/5/2021
2.3	Amendment No. 2, dated June 17, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.2	8/5/2021
2.4	Amendment No. 3, dated June 23, 2021, to Agreement and Plan of Merger between Central Garden & Pet Company and Flora Parent, Inc.	10-Q	001-33268	2.3	8/5/2021
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, dated as of March 31, 2022	8-K	001-33268	3.1	4/1/2022
4.1	Specimen Common Stock Certificate	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate	10-K	001-33268	4.2	11/29/2017
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-33268	4.2	3/8/2010
4.4	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as t0rustee, relating to the 5.125% Senior Notes due 2028	8-K	001-33268	4.1	12/14/2017
4.5.	Ninth Supplemental Indenture, dated as of March 30, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Note due 2028	10-Q	001-33268	4.1	5/7/2019
4.6	Tenth Supplemental Indenture, dated as of June 29, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028	10-Q	001-33268	4.1	8/2/2019
4.7	Eleventh Supplemental Indenture, dated as of October 16, 2020, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 4.125% Senior Notes due 2030	8-K	001-33268	4.1	10/16/2020

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed
4.8	Twelfth Supplemental Indenture, dated as of March 10, 2021 by P&M Solutions, LLC, the Company, the other Guarantors and Wells Fargo Bank, National Association as trustee.	10-Q	001-33268	4.1	5/6/20213
4.9	Thirteenth Supplemental Indenture, dated effective as of April 9, 2021 by (i) Flora Parent, Inc., (ii) Seed Holdings, Inc., (iii) Plantation Products, LLC, (iv) Ferry-Morse Seed Company, (v) Livingston Seed Company, (vi) MARTEAL LTD, (vii) A.E. MCKENZIE CO. ULC, the Company, the other Guarantors and Wells Fargo Bank, National Association, as trustee.	10-Q	001-33268	4.2	5/6/20213
4.10	Fourteenth Supplemental Indenture, dated as of March 3, 2023, by and among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2028 and the 4.125% Senior Notes due 2030.	10-Q	001-33268	4.1	05/04/2023
4.11	Indenture, dated as of April 30, 2021, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.125% Senior Notes due 2031.	8-K	001-33268	4.1	04/30/2021
4.12	First Supplemental Indenture, dated as of March 3, 2023 among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, paying agent and registrar under such indenture, relating to the 4.125% Senior Notes due 2031.	10-Q	001-33268	4.2	05/04/2023
4.13	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33268	4.12	11/27/2019
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors	10-K	001-33268	10.1	11/29/2017
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
10.3
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
		10-Q	001-33268	10.1	8/3/2023
10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed
10.5*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.1	12/9/2004
10.6*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.2	12/9/2004
10.7*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010
10.8*	Form of Central Garden & Pet Company 2003 Omnibus Equity Incentive Plan Performance Unit Agreement	8-K	001-33268	10.1	2/9/2022
10.9*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020	10-K	001-33268	10.7	11/24/2020
10.10*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.1	2/3/2005
10.11*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.2	2/3/2005
10.21*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships	8-K	000-20242	10.1	10/14/2005
10.22*	Form of Post-Termination Consulting Agreement	8-K	000-20242	10.2	10/14/2005
21	List of Subsidiaries					X
22	List of Guarantor Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350						X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as block text and including detailed tags.					X
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 28, 2023

CENTRAL GARDEN & PET COMPANY

By	/s/ Mary Beth Springer
Mary Beth Springer
Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Mary Beth Springer	Director and Interim Chief Executive Officer (Principal Executive Officer)	November 28, 2023
Mary Beth Springer

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 28, 2023
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 28, 2023
Howard A. Machek

/s/ William E. Brown	Chairman	November 28, 2023
William E. Brown

/s/ Courtnee Chun	Director	November 28, 2023
Courtnee Chun

/s/ Lisa Coleman	Director	November 28, 2023
Lisa Coleman

/s/ Brendan P. Dougher	Director	November 28, 2023
Brendan P. Dougher

/s/ Michael J. Griffith	Director	November 28, 2023
Michael J. Griffith

/s/ Christopher Metz	Director	November 28, 2023
Christopher Metz

/s/ Daniel Myers	Director	November 28, 2023
Daniel Myers

/s/ Brooks M. Pennington III	Director	November 28, 2023
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 28, 2023
John R. Ranelli

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations. Based upon this assessment, such officers concluded that our internal control over financial reporting controls and procedures were not effective as a result of two material weaknesses in our internal control over financial reporting described below, as of September 30, 2023.
In the course of completing our assessment of internal control over financial reporting as of September 30, 2023, we identified deficiencies at two businesses, Live Plants and Green Garden, related to the design and operating effectiveness of information technology general computer controls for information systems. These deficiencies related to access to systems and change management. We have concluded that these internal control deficiencies in IT relating to access and program change management existed at September 30, 2023, and therefore represent a material weakness as of September 30, 2023.
Additionally, one of our outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. We rely upon the outsourced IT service provider for key elements of technology infrastructure impacting our financial reporting process at our Live Plant business. The SOC report was unavailable for control purposes, and we did not have controls that operated effectively to supplement the lack of a SOC report over the course of our fiscal year. We also concluded that the deficiency in the controls pertaining to the outsourced IT service provider and related controls existed at September 30, 2023, and therefore represents a material weakness as of September 30, 2023.
As a result of the material weaknesses noted above, the business process controls that are dependent on the affected IT systems and outside service provider, including interface controls, or resulting electronic data and financial reports were adversely affected.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses did not result in any identified misstatements to our consolidated financial statements or changes to previously disclosed financial results.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Central Garden & Pet Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 30, 2023, and September 24, 2022, and the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the fiscal years ended September 30, 2023, September 24, 2022, and September 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and September 24, 2022, and the results of its operations and its cash flows for each of the fiscal years ended September 30, 2023, September 24, 2022, and September 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Net Sales - Revenue Recognition for Consignment Arrangements — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Under consignment arrangements, which is a component of the garden segment net sales, the customer receives the product at its retail locations, but the Company retains the title to the product until it is purchased by the retail consumer. When products are sold under consignment arrangements, the Company recognizes revenue when control over such products has transferred to the retail consumer. The initiation, processing and recording of certain transactions under a certain consignment arrangement with a retailer customer relies upon the accuracy and completeness of revenues reported by it’s customer and revenue transaction processing services provided by a third party.

We identified revenue recognition for a consignment arrangement included in net sales for the year ended September 30, 2023, to be a critical audit matter because of the nature of the information used by the Company to recognize revenue. This required a high degree of audit judgment and an increased extent of effort to evaluate the accuracy and completeness of information reported by the Company’s customer and third-party transaction processing services provider.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized for a consignment arrangement included the following, among others:

•With the assistance of data specialists, we created data visualizations to analyze journal entries to (i) identify significant transaction types in the revenue population and (ii) evaluate trends in the transactional revenue data, significant transaction types and related accounts affecting revenue.
•For a sample of transactions, we performed a test of details on those related accounts determined to have a significant relationship with revenue, including accounts receivable and cash collections.
•We traced the recording of point of sale revenue transactions into the Company’s records to understand how revenue transactions are captured, processed, and aggregated.
•We performed a proof of cash reconciliation that reconciled cash deposits to revenue recognized throughout the year. For a selection of deposits received during the period, we performed detailed transaction testing, including agreeing the amount of the deposit received and the amount recognized as revenue during the period to underlying source documents, including cash receipts.
•We selected a sample of credits issued after year end and performed detailed transaction testing by agreeing the credit amount to documents supporting the authorization of the issuance of the credit and to evaluate if the credit was recognized in the correct period.

/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
November 28, 2023

We have served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Central Garden & Pet Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•Ineffective information technology (IT) general computer controls
•Ineffective controls over an outsourced IT service provider

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
November 28, 2023

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 24, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$488,730	$177,442
Restricted cash	14,143	14,742
Accounts receivable, net	332,890	376,787
Inventories, net	838,188	938,000
Prepaid expenses and other	33,172	46,883
Total current assets	1,707,123	1,553,854
Plant, property and equipment, net	391,768	396,979
Goodwill	546,436	546,436
Other intangible assets, net	497,228	543,210
Operating lease right-of-use assets	173,540	186,344
Other assets	62,553	55,179
Total	$3,378,648	$3,282,002
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$190,902	$215,681
Accrued expenses	216,241	201,783
Current lease liabilities	50,597	48,111
Current portion of long-term debt	247	317
Total current liabilities	457,987	465,892
Long-term debt	1,187,956	1,186,245
Long-term lease liabilities	135,621	147,724
Deferred income taxes and other long-term obligations	144,271	147,429
Commitments and contingencies (Note 12)
Equity:
Common stock	111	113
Class A common stock	410	413
Class B stock	16	16
Additional paid-in capital	594,416	582,056
Retained earnings	859,370	755,253
Accumulated other comprehensive loss	(2,970)	(4,145)
Total Central Garden & Pet shareholders’ equity	1,451,353	1,333,706
Noncontrolling interest	1,460	1,006
Total equity	1,452,813	1,334,712
Total	$3,378,648	$3,282,002
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
	(in thousands, except per share amounts)
Net sales	$3,310,083	$3,338,588	$3,303,684
Cost of goods sold	2,363,241	2,346,283	2,332,783
Gross profit	946,842	992,305	970,901
Selling, general and administrative expenses	736,196	732,269	716,405
Operating income	210,646	260,036	254,496
Interest expense	(57,025)	(58,253)	(58,597)
Interest income	7,362	719	415
Other income (expense), net	1,462	(3,596)	(1,506)
Income before income taxes and noncontrolling interest	162,445	198,906	194,808
Income tax expense	36,348	46,234	42,035
Net income including noncontrolling interest	126,097	152,672	152,773
Net income attributable to noncontrolling interest	454	520	1,027
Net income attributable to Central Garden & Pet Company	$125,643	$152,152	$151,746
Net income per share attributable to Central Garden & Pet Company:
Basic	$2.40	$2.86	$2.81
Diluted	$2.35	$2.80	$2.75
Weighted average shares used in the computation of net income per share:
Basic	52,395	53,220	53,914
Diluted	53,427	54,425	55,248

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
	(in thousands)
Net income	$126,097	$152,672	$152,773
Other comprehensive income (loss):
Foreign currency translation	1,175	(3,314)	578
Total comprehensive income	127,272	149,358	153,351
Comprehensive income attributable to noncontrolling interests	454	520	1,027
Comprehensive income attributable to Central Garden & Pet Company	$126,818	$148,838	$152,324

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Central Garden & Pet Company
	(in thousands, except per share amounts)
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 26, 2020	11,336,358	$113	41,856,626	$419	1,612,374	$16	$566,883	$510,781	$(1,409)	$1,076,803	$871	$1,077,674
Amortization of share-based awards	—	—	—	—	—	—	16,298	—	—	16,298	—	16,298
Restricted share activity	—	—	579,237	6	—	—	(2,445)	—	—	(2,439)	—	(2,439)
Issuance of common stock	—	—	367,358	3	—	—	1,099	—	—	1,102	—	1,102
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(606)	(606)
Repurchase of stock	(700)	—	(520,299)	(5)	—	—	(5,389)	(16,445)	—	(21,839)	—	(21,839)
Other comprehensive loss	—	—	—	—	—	—	—	—	578	578	—	578
Net income	—	—	—	—	—	—	—	151,746	—	151,746	1,027	152,773
Balance, September 25, 2021	11,335,658	113	42,282,922	423	1,612,374	16	576,446	646,082	(831)	1,222,249	1,292	1,223,541
Amortization of share-based awards	—	—	—	—	—	—	18,610	—	—	18,610	—	18,610
Restricted share activity	—	—	170,659	1	—	—	(3,035)	—	—	(3,034)	—	(3,034)
Issuance of common stock	—	—	261,373	3	—	—	4,835	—	—	4,838	—	4,838
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(806)	(806)
Repurchase of stock	(39,307)	—	(1,378,731)	(14)	—	—	(14,800)	(42,981)	—	(57,795)	—	(57,795)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,314)	(3,314)	—	(3,314)
Net income	—	—	—	—	—	—	—	152,152	—	152,152	520	152,672
Balance, September 24, 2022	11,296,351	113	41,336,223	413	1,612,374	16	582,056	755,253	(4,145)	1,333,706	1,006	1,334,712
Amortization of share-based awards	—	—	—	—	—	—	20,117	—	—	20,117	—	20,117
Restricted share activity	—	—	60,377	1	—	—	(4,767)	—	—	(4,766)	—	(4,766)
Issuance of common stock	—	—	274,468	2	—	—	6,211	—	—	6,213	—	6,213
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Share conversion	10,000	—	—	—	(10,000)	—		—	—	—	—	—
Repurchase of stock	(228,739)	(2)	(628,743)	(6)	—	—	(9,201)	(21,526)	—	(30,735)	—	(30,735)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,175	1,175	—	1,175
Net income	—	—	—	—	—	—	—	125,643	—	125,643	454	126,097
Balance, September 30, 2023	11,077,612	$111	41,042,325	$410	1,602,374	$16	$594,416	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
	(in thousands)
Cash flows from operating activities:
Net income	$126,097	$152,672	$152,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,700	80,948	74,727
Amortization of deferred financing costs	2,698	2,657	2,208
Non-cash lease expense	51,868	48,656	41,044
Stock-based compensation	27,990	25,817	23,127
Debt extinguishment costs	—	169	8,577
(Gain) Loss on sale of business	(5,845)	—	2,611
Deferred income taxes	(12,253)	28,128	(14,744)
Pet Segment Facility Closures	15,674	—	—
Loss (gain) on disposal of property, plant and equipment	(262)	131	(256)
Asset impairments	750	—	—
Other	(263)	(779)	4,716
Changes in assets and liabilities (excluding businesses acquired):
Receivables	43,980	7,004	69,135
Inventories	86,980	(256,443)	(132,170)
Prepaid expenses and other assets	8,813	(6,031)	13,370
Accounts payable	(19,962)	(31,209)	24,583
Accrued expenses	6,766	(33,495)	6,734
Other long-term obligations	9,595	(7,728)	14,731
Operating lease liabilities	(48,692)	(44,527)	(40,322)
Net cash (used in) provided by operating activities	381,634	(34,030)	250,844
Cash flows from investing activities:
Additions to property, plant and equipment	(53,966)	(115,205)	(80,333)
Businesses acquired, net of cash acquired	—	—	(820,453)
Proceeds from sale of business	20,000	—	2,400
Payments for investments	(500)	(27,818)	(500)
Other investing activities	(115)	40	(473)
Net cash used in investing activities	(34,581)	(142,983)	(899,359)
Cash flows from financing activities:
Repayments on revolving line of credit	(48,000)	—	(858,000)
Borrowings on revolving line of credit	48,000	—	858,000
Premium paid on extinguishment of debt	—	—	(6,124)
Repayments of long-term debt	(338)	(1,096)	(430,401)
Issuance of long-term debt	—	—	900,000
Repurchase of common stock, including shares surrendered for tax withholding	(37,161)	(62,287)	(27,892)
Payments of contingent consideration	(54)	(216)	(373)
Distribution to noncontrolling interest	—	(806)	(606)
Payment of financing costs	—	(2,410)	(14,129)
Net cash (used in) provided by financing activities	(37,553)	(66,815)	420,475
Effect of exchange rate changes on cash and equivalents	1,189	(3,510)	1,165
Net (decrease) increase in cash, cash equivalents and restricted cash	310,689	(247,338)	(226,875)
Cash, cash equivalents and restricted cash at beginning of year	192,184	439,522	666,397
Cash, cash equivalents and restricted cash at end of year	$502,873	$192,184	$439,522
Supplemental information:
Cash paid for interest	$57,143	$57,928	$42,762
Cash paid for income taxes – net of refunds	17,910	34,964	70,831
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	2,243	8,016	6,150
Liability for contingent performance based payments	(374)	(847)	610
Shares of common stock repurchased but not settled	—	911	2,112
Operating lease right of use assets recognized after ASC 842 transition	42,777	70,794	90,799
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 30, 2023,
September 24, 2022, and September 25, 2021
1. Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third-party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended September 30, 2023 included 53 weeks and fiscal years ended September 24, 2022 and September 25, 2021 each included 52 weeks.
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
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract, and when control over the finished goods transfers to retail consumers in consignment arrangements. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021 was $13.6 million, $15.8 million and $13.1 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

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
Cost of goods sold consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021 was $97.1 million, $100.8 million and $108 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $43.6 million, $54.7 million and $54.6 million in fiscal 2023, 2022 and 2021, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $7.9 million for fiscal 2023, $7.2 million for fiscal 2022 and $6.8 million for fiscal 2021. In fiscal 2023, 2022 and 2021, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 216,000, 170,000 and 159,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2023 and 2022, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.7 million and $6.7 million, respectively.
Cash, cash equivalents and restricted cash – The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows as of September 30, 2023, September 24, 2022 and September 25, 2021, respectively (in thousands).

	September 30, 2023	September 24, 2022	September 25, 2021
	(in thousands)
Cash and cash equivalents	$488,730	$177,442	$426,422
Restricted cash	14,143	14,742	13,100
Total cash, cash equivalents and restricted cash	$502,873	$192,184	$439,522

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when the estimated fair value of the asset is less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company recognized impairment losses on certain intangible assets of $11.5 million in fiscal 2023 and there were no impairment losses recorded in fiscal 2021 and 2022. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 3% to 50% in fifteen unconsolidated companies. The Company accounts for its interest in these entities using the equity method and in accordance with ASC 321 – Investments – Equity Securities. Equity method losses of $0.2 million in fiscal 2023, equity method income of $0.8 million in fiscal 2022 and equity method losses of $1.4 million in fiscal 2021 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $38.7 million at September 30, 2023 and $38.5 million at September 24, 2022 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 – Acquisitions.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Fair Value of Financial Instruments – At September 30, 2023 and September 24, 2022, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 – Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2023 was $28.0 million ($21.3 million after tax), fiscal 2022 was $25.8 million ($19.7 million after tax), and fiscal 2021 was $23.1 million ($17.6 million after tax). See Note 14 – Stock-Based Compensation for further information.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
There are no recent accounting pronouncements that are anticipated to have a material impact on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2023:

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$115	$115
Total liabilities	$—	$—	$115	$115

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 24, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Liability for contingent consideration (a)	$—	$—	$543	$543
Total liabilities	$—	$—	$543	$543

(a)The fair values of the Company's contingent consideration liabilities from previous business acquisitions are considered "Level 3" measurements because the Company uses various estimates in the valuation models to project timing and amount of future contingent payments. The liability for contingent consideration relates to future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015. The performance period related to Hydro-Organics Wholesale extends through fiscal 2025. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.
The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 30, 2023 and September 24, 2022:

Amount
(in thousands)
Balance as of September 24, 2022	$543
Changes in the fair value of contingent performance-based payments	(374)
Performance-based payments made	(54)
Balance as of September 30, 2023	$115
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. As a result of market changes and declining sales, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present in fiscal 2023. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded impairment charges of approximately $7.5 million and $3.9 million in its Pet and Garden segments, respectively, as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2023. There were no impairment losses recorded in fiscal 2022 or 2021.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of September 30, 2023 and September 24, 2022 was $327.1 million and $327.6 million compared to a carrying value of $395.4 million and $394.8 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of September 30, 2023 and September 24, 2022 was $417.0 million and $407.6 million compared to a carrying value of $494.4 million and $493.6 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 30, 2023 and September 24, 2022 was $279.5 million and $272.2 million, respectively, compared to a carrying value of $298.0 million and $297.5 million, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.
3. Acquisitions and Investments in Joint Ventures
Fiscal 2023
The Company did not make any acquisitions in fiscal 2023.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Divestiture

Sale of Garden Segment Independent Distribution Business
In the fourth quarter of fiscal 2023, the Company sold their independent garden center distribution business for approximately $20 million for inventory and the related customer data. Associated with the sale, the Company is closing one facility and part of another facility due to excess space previously dedicated to serving the independent garden channel. As a result of these closures, the Company recorded a gain of $5.8 million which is net of the inventory sold, inventory transport costs and the associated facility closure costs, including severance. The gain was recorded as part of selling, general and administrative expenses.
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
Investments
During fiscal 2023, the Company converted a SAFE note totaling $0.9 million into shares, acquiring a 6% interest, which is accounted for in accordance with ASC 321. During fiscal 2022, the Company made investments totaling $26.1 million, maintaining its 7% interest in a venture and acquiring a 10% interest in another venture, both of which are accounted for in accordance with ASC 321. During fiscal 2021, the Company made an investment of $0.5 million for a 3% ownership interest in one venture, which is accounted for in accordance with ASC 321.
4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 52% of the Company’s net sales for fiscal 2023, 51% for fiscal 2022 and 51% for fiscal 2021 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16% of the Company’s net sales in fiscal 2023, 17% in 2022 and 16% in 2021. The Company’s second largest customer in 2023 accounted for approximately 16% of the Company’s net sales in fiscal 2023, 16% of the Company's net sales in fiscal 2022 and 15% in fiscal 2021. The Company’s third largest customer in 2023 accounted for approximately 8% of the Company’s net sales in fiscal 2023, 8% in fiscal 2022 and 9% in fiscal 2021. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 30, 2023 and September 24, 2022, accounts receivable from the Company’s top five customers comprised approximately 51% for both years of the Company’s total accounts receivable, including 11% and 13%, respectively, from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 5%, 7% and 8% of the Company’s cost of goods sold in fiscal years 2023, 2022 and 2021, respectively, were derived from products purchased from the Company’s five largest suppliers.

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
The following provides a reconciliation of the activity in the Allowance for Credit Losses and Customer Allowances:

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
	(in thousands)
Fiscal Year Ended September 25, 2021	27,661	6,604	(5,046)	29,219
Fiscal Year Ended September 24, 2022	29,219	1,264	(4,237)	26,246
Fiscal Year Ended September 30, 2023	26,246	1,258	(1,707)	25,797

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	September 30, 2023	September 24, 2022
	(in thousands)
Raw materials	$270,672	$266,695
Work in progress	166,394	99,842
Finished goods	384,903	528,481
Supplies	16,219	42,982
Total inventories, net	$838,188	$938,000

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2023	September 24, 2022
	(in thousands)
Land	$29,434	$29,474
Buildings and improvements	277,618	263,499
Transportation equipment	14,258	12,572
Machine and warehouse equipment	388,854	345,994
Capitalized software	117,007	123,353
Office furniture and equipment	30,534	29,697
Assets under construction	25,701	51,617
	883,406	856,206
Accumulated depreciation and amortization	(491,638)	(459,227)
	$391,768	$396,979
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $87.7 million, $80.9 million and $74.7 million for fiscal 2023, 2022 and 2021, respectively.
8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021:

	Garden Products Segment	Pet Products Segment	Total
	(in thousands)
Balance as of September 26, 2020
Goodwill	$226,471	$473,045	$699,516
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	277,067	289,955
Additions in fiscal 2021	79,436	—	79,436
Balance as of September 25, 2021
Goodwill	305,907	473,045	778,952
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	92,324	277,067	369,391
Additions in fiscal 2022	177,045	—	177,045
Balance as of September 24, 2022
Goodwill	482,952	473,045	955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	269,369	277,067	546,436
Additions in fiscal 2023	—	—	—
Balance as of September 30, 2023
Goodwill	482,952	473,045	955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$269,369	$277,067	$546,436
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
In connection with the Company's annual goodwill impairment testing performed during fiscal 2023, the Company elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company completed its quantitative assessment of potential goodwill and determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2022, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amount in fiscal year 2022, and accordingly, no further testing of goodwill was required in fiscal 2022.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.5)	$—	$0.6
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.5)	(29.4)	223.7
Customer-related intangible assets – amortizable	416.4	(147.4)	(10.3)	258.8
Other acquired intangible assets – amortizable	39.7	(30.5)	(0.3)	8.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(30.5)	(1.5)	14.8
Total other intangible assets	$737.8	$(199.4)	$(41.2)	$497.2
September 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.5)	$—	$1.5
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.5)	(26.0)	228.0
Customer-related intangible assets – amortizable	416.4	(117.8)	(2.5)	296.1
Other acquired intangible assets – amortizable	39.7	(26.6)	—	13.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(26.6)	(1.2)	19.1
Total other intangible assets	$737.8	$(164.9)	$(29.8)	$543.2
September 25, 2021
Marketing-related intangible assets – amortizable	$22.1	$(19.0)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	92.7	(19.0)	(26.0)	47.7
Customer-related intangible assets – amortizable	143.6	(75.4)	(2.5)	65.7
Other acquired intangible assets – amortizable	37.2	(22.0)	—	15.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	44.3	(22.0)	(1.2)	21.1
Total other intangible assets	$280.6	$(116.4)	$(29.8)	$134.4
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisitions of DoMyOwn and Hopewell Nursery in fiscal 2021, the Company acquired approximately $1.5 million of marketing related intangible assets, $3.3 million of customer related intangible assets and $11.2 million of other intangible assets. As part of its acquisitions of Green Garden Products and D&D Commodities in fiscal 2021, the Company acquired $181.9 million of marketing related intangible assets, $272.8 million of customer related intangible assets and $2.5 million of other intangible assets. The allocation of the purchase price to the acquired intangible assets of Green Garden Products and D&D Commodities was finalized during fiscal 2022. See Note 3 – Acquisitions.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. As a result of market changes and declining sales, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present in fiscal 2023. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded impairment charges of approximately $7.5 million and $3.9 million in its Pet and Garden segments, respectively, as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2023. Factors indicating the carrying value of the Company's amortizable and indefinite-lived intangible

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assets may not be recoverable were not present in fiscal 2021 or 2022, and accordingly, no impairment testing was performed on these assets.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted-average remaining lives of one year for marketing-related intangibles, eleven years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $34.5 million, $35.1 million and $16.5 million, for fiscal 2023, 2022 and 2021, respectively, and is classified within selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $29 million per year from fiscal 2024 through fiscal 2026, and $25 million per year from fiscal 2027 through fiscal 2028.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Leases
The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 11 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1 – Organization and Significant Accounting Policies, for more information about the Company's lease accounting policies.
Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	September 30, 2023	September 24, 2022
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$173.5	$186.3
Current lease liabilities	Current operating lease liabilities	$50.6	$48.1
Non-current lease liabilities	Long-term operating lease liabilities	135.6	147.7
Total operating lease liabilities		$186.2	$195.8
Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.1	$0.1
Current lease liabilities	Current portion of long-term debt	$—	$—
Non-current lease liabilities	Long-term debt	—	—
Total finance lease liabilities		$—	$—
Components of lease cost were as follows:

	Fiscal Year Ended
	September 30, 2023	September 24, 2022
	(in millions)
Operating lease cost	$58.0	$53.8
Finance lease cost:
Amortization of right-of-use assets	0.1	0.1
Interest on lease liabilities	—	—
Total finance lease cost	$0.1	$0.1

Short-term lease cost	12.6	9.3
Variable lease cost	10.6	8.8

Total lease cost	$81.3	$72.0

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Fiscal Year Ended
	September 30, 2023	September 24, 2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50.1	$45.1
Financing cash flows from finance leases	$—	$0.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$42.8	$70.8
Finance leases	$—	$—
Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	September 30, 2023	September 24, 2022

Weighted-average remaining lease term (in years):
Operating leases	5.3	5.6
Finance leases	4.4	1.0

Weighted-average discount rate:
Operating leases	3.85%	2.97%
Finance leases	6.89%	5.13%
Lease liability maturities as of September 30, 2023 are as follows:

	September 30, 2023

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2024	$54.9	$—
2025	47.1	—
2026	33.0	—
2027	22.8	—
2028	14.7	—
Thereafter	34.8	—
Total future undiscounted lease payments	$207.3	$—
Less imputed interest	(21.1)	—
Total reported lease liability	$186.2	$—

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	September 24, 2022
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000
Unamortized debt issuance costs	(12,231)	(14,116)
Net carrying value	1,187,769	1,185,884
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026	—	—
Other notes payable	434	678
Total	1,188,203	1,186,562
Less current portion	(247)	(317)
Long-term portion	$1,187,956	$1,186,245
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
The Company may redeem some or all of the 2031 Notes at anytime, at its option, prior to April 30, 2026 at the principal amount plus a "make whole" premium. At any time prior to April 30, 2024, the Company may also redeem, at its option, up to 40% of the notes with the proceeds of certain equity offerings at a redemption price of 104.125% of the principal amount of the notes. The Company may redeem some or all of the 2031 Notes at the Company’s option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require the Company to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 30, 2023.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 30, 2023.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries who are borrowers under or guarantors of Central's Amended Credit Facility.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 30, 2023.
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
The Amended Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Amended Credit Facility will be used for general corporate purposes. Net availability under the Amended Credit Facility was approximately $493 million as of September 30, 2023. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for Swing Loan borrowings. As of September 30, 2023, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. Outside of the Amended Credit Facility, there were other standby and commercial letters of credit of $1.3 million outstanding as of September 30, 2023.
Borrowings under the Amended Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the credit facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.0% as of September 30, 2023, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 30, 2023. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Amended Credit Facility. Standby letter of credit fees accruing at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly, and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. The Amended Credit Facility was amended on

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 15, 2023 to transition from LIBOR to SOFR. As of September 30, 2023, the applicable interest rate related to Base Rate borrowings was 8.5%, and the applicable interest rate related to one-month SOFR-based borrowings was 6.3%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with the Amended Credit Agreement, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Amended Credit Facility as of September 30, 2023.

The scheduled principal repayments on long-term debt as of September 30, 2023 are as follows:

	(in thousands)
Fiscal year:
2024	$247
2025	242
2026	133
2027	19
2028	20
Thereafter	1,200,013
Total	$1,200,674	(1)
(1)Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $12.2 million as of September 30, 2023, of which, $2.0 million is amortizable until February 2028, $5.6 million is amortizable until October 2030 and $4.6 million is amortizable until April 2031, and are included in the carrying value.
12. Commitments and Contingencies
Commitments
Letters of credit – The Company had $1.3 million of outstanding letters of credit related to normal business transactions at September 30, 2023. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $14.1 million and $14.7 million as of September 30, 2023 and September 24, 2022, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
	(in thousands)
Current:
Federal	$41,375	$11,391	$49,941
State	6,229	4,418	6,193
Foreign	997	2,297	645
Total	48,601	18,106	56,779
Deferred:
Federal	(10,339)	27,276	(14,740)
State	(2,547)	1,710	(690)
Foreign	633	(858)	686
Total	(12,253)	28,128	(14,744)
Total	$36,348	$46,234	$42,035

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5	2.5	2.2
Other permanent differences	0.5	0.4	0.1
Adjustment of prior year accruals	(0.2)	0.2	(0.1)
Credits	(0.7)	(0.5)	(0.4)
Stock based compensation	(0.3)	(0.5)	(1.4)
Other	0.6	0.1	0.2
Effective income tax rate	22.4%	23.2%	21.6%
The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2023		September 24, 2022
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$5,338	$—	$6,286	$—
Inventory write-downs	18,230	—	14,413	—
Prepaid expenses		1,602	—	1,787
Nondeductible reserves	10,045	—	8,898	—
State taxes	181	—	—	279
Employee benefits	10,743	—	9,799	—
Depreciation and amortization		192,235	—	194,225
Equity earnings		653	—	564
State net operating loss carryforward	6,158	—	6,415	—
Stock based compensation	8,155	—	7,330	—
State credits	3,055	—	2,979	—
Other	5,389	—	966	—
Valuation allowance	(7,659)	—	(6,734)	—
Total	$59,635	$194,490	$50,352	$196,855
The Company also has state tax net operating losses of $69.2 million, which expire at various times between 2023 and 2043, and foreign losses of $8.1 million, which do not expire.
The Company has state income tax credits of $3.5 million, which expire at various times beginning in 2024 through 2043. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $7.7 million and $6.7 million (net of federal impact) at September 30, 2023 and September 24, 2022, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 30, 2023 and September 24, 2022, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 30, 2023 and September 24, 2022:

(in thousands)
Balance as of September 25, 2021	$342
Increases related to prior year tax positions	22
Increases related to current year tax positions	110
Decreases related to prior year tax positions	—
Settlements	—
Decreases related to lapse of statute of limitations	(92)
Balance as of September 24, 2022	$382
Increases related to prior year tax positions	222
Increases related to current year tax positions	100
Decreases related to prior year tax positions	(10)
Settlements	(222)
Decreases related to lapse of statute of limitations	(81)
Balance as of September 30, 2023	$391
As of September 30, 2023, unrecognized income tax benefits totaled approximately $0.4 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2020 forward and in various state taxing authorities generally from fiscal year ended 2019 forward.
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
The Company has a Nonemployee Director Equity Incentive Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director a number of shares of restricted stock equal to $120,000 divided by such fair market value.
As of September 30, 2023, there were approximately 3.5 million shares of Class A Common Stock and no shares of Common Stock and Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 9.6 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards on the date of each annual meeting of stockholders. In fiscal 2023, no shares were granted from the Director Plan and each independent director was granted restricted shares from the 2003 Plan.
The Company recognized stock-based compensation expense of $28.0 million, $25.8 million, and $23.1 million for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2023, 2022 and 2021 consisted of $3.8 million, $4.9 million, and $5.6 million, respectively, for stock options, and $16.3 million, $13.7 million and $10.7 million, respectively, for stock awards. Share-based compensation expense in fiscal 2023, 2022 and 2021 also includes $7.9 million, $7.2 million and $6.8 million, respectively, for the Company’s 401(k) matching contributions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Awards
During fiscal 2023, the Company granted time-based stock options with an exercise price 15% above the market price on the date of the grant. The options granted in fiscal 2023 vest in three annual installments commencing approximately five years from the date of grant and expire approximately 10 years after the grant date.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant 8 years in fiscal 2023 and 3.7 years in 2022 and 2021; stock price volatility, 30.6% in fiscal 2023, 31.1% in fiscal 2022, and 32.4% in fiscal 2021; risk free interest rates, 3.6% in fiscal 2023, 1.7% in fiscal 2022 and 0.5% in fiscal 2021; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 30, 2023:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 24, 2022	2,217	$32.69	3 years	$10,624
Granted	40	$46.75
Exercised	(415)	$31.24
Canceled or expired	(59)	$38.26
Outstanding at September 30, 2023	1,783	$33.17	3 years	$14,198
Exercisable at September 25, 2021	929	$29.64	3 years	$11,645
Exercisable at September 24, 2022	1,191	$31.88	3 years	$5,826
Exercisable at September 30, 2023	1,290	$31.97	2 years	$11,361
Expected to vest after September 30, 2023	492	$36.30	3 years	$2,837
The prices of options to purchase shares of Class A common stock outstanding at September 30, 2023, September 24, 2022 and September 25, 2021 were between $25.79 to $51.37 per share, $21.37 to $51.37 per share and $13.82 to $51.37 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021 was $15.37, $10.96 and $10.50, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021 was $3.9 million, $6.1 million, and $15.1 million, respectively.
As of September 30, 2023, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of two years.
Restricted Stock Awards
As of September 30, 2023 and September 24, 2022, there were approximately 1.5 million and 1.7 million shares, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2023 and 2022 generally vest within four or five years from the date of grant.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock award activity during the period ended September 30, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 24, 2022	1,671	$35.06
Granted	257	$40.28
Vested	(375)	$33.05
Forfeited	(74)	$36.38
Nonvested at September 30, 2023	1,479	$36.42
As of September 30, 2023, there was $31.0 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
In fiscal 2023 and fiscal 2022, the Company granted a combination of performance stock units (PSU’s) and restricted stock awards under its long-term incentive program, which replaced the option or restricted stock awards historically granted annually under the Company’s long-term incentive plan. The impact of granting PSU’s during fiscal year 2023 was not material to the Company’s Consolidated Financial Statements.
PSU’s provide the right to receive shares of the Company’s common stock based on the Company’s achievement of certain performance criteria at the end of a four-year measurement period (fiscal 2023-fiscal 2026) and continued employment through the vesting period. The number of shares issued at the end of the performance period may range from 50% to 225% of the original target award amount (100%).
15. Shareholders’ Equity
At September 30, 2023 and September 24, 2022, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,077,612 and 11,296,351, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 41,042,325 and 41,336,223, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,602,374 and 1,612,374, respectively, were outstanding at September 30, 2023 and September 24, 2022. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 30, 2023 and September 24, 2022.
In August 2019, the Company's Board of Directors authorized a new share repurchase program to purchase up to $100 million of its common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 30, 2023, the Company had $83.2 million remaining under its 2019 Repurchase Authorization. During fiscal 2023, the Company repurchased approximately 0.6 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $22.2 million, or $35.31 per share, and approximately 0.2 million shares of its voting common stock (CENT) on the open market at an aggregate cost of approximately $8.5 million, or $37.31 per share.
In February 2019, the Board of Directors authorized the Company to make supplemental purchases to minimize dilution resulting from issuances under its equity compensation plans (the "Equity Dilution Authorization"). In addition to the Company's regular share repurchase program, it is permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 30, 2023, the Company did not have any shares remaining from the fiscal 2023 equity plan activity to repurchase shares under its Equity Dilution Authorization.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Earnings Per Share
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 30, 2023			Fiscal Year Ended September 24, 2022			Fiscal Year Ended September 25, 2021
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$125,643	52,395	$2.40	$152,152	53,220	$2.86	$151,746	53,914	$2.81
Effect of dilutive securities:
Options to purchase common stock		295	(0.02)		477	(0.02)		645	(0.03)
Restricted shares		638	(0.03)		728	(0.04)		689	(0.03)
Performance stock units		99	—		—	—		—	—
Diluted EPS:
Net income available to common shareholders	$125,643	53,427	$2.35	$152,152	54,425	$2.80	$151,746	55,248	$2.75
For fiscal 2023, options to purchase 0.6 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
17. Transactions with Related Parties
During fiscal 2023, 2022 and 2021, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $31.0 million, $41.0 million and $42.6 million for fiscal years 2023, 2022 and 2021, respectively. Amounts due to CPI as of September 30, 2023 and September 24, 2022 were $1.6 million and $1.0 million, respectively.
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

Category	2023	2022		2021
	(in millions)
Other garden products	$832.2	$865.3		$876.6
Other pet products	699.4	765.9		767.0
Other manufacturers' products	734.9	730.2		749.1
Dog & cat products	568.6	542.9		570.9
Wild bird	475	434.3		340.1
Controls & fertilizer products	—	—	(1)	—
Total	$3,310.1	$3,338.6		$3,303.7
(1) The product category was less than 10% of our consolidated net sales in the period.
See Note 4 – Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below:

	Fiscal Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
	(in thousands)
Net sales:
Pet segment	$1,877,177	$1,878,110	$1,894,929
Garden segment	1,432,906	1,460,478	1,408,755
Total	$3,310,083	$3,338,588	$3,303,684
Operating income (loss):
Pet segment	$198,004	$208,924	$208,201
Garden segment	123,455	153,956	138,755
Corporate	(110,813)	(102,844)	(92,460)
Total	210,646	260,036	254,496
Interest expense	(57,025)	(58,253)	(58,597)
Interest income	7,362	719	415
Other expense, net	1,462	(3,596)	(1,506)
Income before income taxes and noncontrolling interest	162,445	198,906	194,808
Income tax expense	36,348	46,234	42,035
Net income including noncontrolling interest	126,097	152,672	152,773
Net income attributable to noncontrolling interest	454	520	1,027
Net income attributable to Central Garden & Pet Company	$125,643	$152,152	$151,746
Assets:
Pet segment	$944,359	$1,069,167	$966,437
Garden segment	1,349,426	1,405,802	1,313,899
Corporate and eliminations	1,084,863	807,033	836,344
Total	$3,378,648	$3,282,002	$3,116,680
Depreciation and amortization:
Pet segment	$41,126	$38,960	$36,952
Garden segment	43,375	36,583	33,050
Corporate	3,199	5,405	4,725
Total	$87,700	$80,948	$74,727
Expenditures for long-lived assets:
Pet segment	$33,515	$46,917	$44,919
Garden segment	19,109	65,126	34,043
Corporate	1,342	3,162	1,371
Total	$53,966	$115,205	$80,333
Noncontrolling interest is associated with the Garden segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Subsequent Events
Acquisition of TDBBS
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The addition of TDBBS will expand Central’s portfolio with bully and collagen sticks, bones and jerky, add scale to our dog and cat business and enhance Central’s eCommerce and digital capabilities.