Form 10-Q
period 2023-12-30
CENTRAL GARDEN & PET CO
filed 2024-02-08
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2024	11,077,612
Class A Common Stock Outstanding as of January 31, 2024	41,099,472
Class B Stock Outstanding as of January 31, 2024	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 30, 2023, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

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
•reductions in demand for product categories that benefited from the COVID-19 pandemic;
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
•our ability to remediate material weaknesses in our internal control over financial reporting;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	December 30, 2023	December 24, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$341,419	$87,800	$488,730
Restricted cash	14,200	14,745	14,143
Accounts receivable (less allowances of $24,973, $26,115 and $25,797)	370,996	329,129	332,890
Inventories, net	948,398	1,024,359	838,188
Prepaid expenses and other	39,047	56,590	33,172
Total current assets	1,714,060	1,512,623	1,707,123
Plant, property and equipment, net	389,440	396,675	391,768
Goodwill	546,436	546,436	546,436
Other intangible assets, net	489,058	534,207	497,228
Operating lease right-of-use assets	177,499	184,351	173,540
Other assets	105,841	54,777	62,553
Total	$3,422,334	$3,229,069	$3,378,648
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212,193	$194,159	$190,902
Accrued expenses	230,477	179,231	216,241
Current lease liabilities	51,035	49,353	50,597
Current portion of long-term debt	466	296	247
Total current liabilities	494,171	423,039	457,987
Long-term debt	1,189,093	1,186,649	1,187,956
Long-term lease liabilities	136,708	145,261	135,621
Deferred income taxes and other long-term obligations	149,776	150,676	144,271
Equity:
Common stock, $0.01 par value: 11,077,612, 11,250,162 and 11,077,612 shares outstanding at December 30, 2023, December 24, 2022 and September 30, 2023	111	113	111
Class A common stock, $0.01 par value: 41,076,686, 41,175,036 and 41,042,325 shares outstanding at December 30, 2023, December 24, 2022 and September 30, 2023	411	412	410
Class B stock, $0.01 par value: 1,602,374 shares outstanding at December 30, 2023, December 24, 2022 and September 30, 2023	16	16	16
Additional paid-in capital	594,646	585,127	594,416
Retained earnings	858,817	740,549	859,370
Accumulated other comprehensive loss	(2,112)	(3,363)	(2,970)
Total Central Garden & Pet Company shareholders’ equity	1,451,889	1,322,854	1,451,353
Noncontrolling interest	697	590	1,460
Total equity	1,452,586	1,323,444	1,452,813
Total	$3,422,334	$3,229,069	$3,378,648
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	December 30, 2023	December 24, 2022
Net sales	$634,533	$627,663
Cost of goods sold	455,688	455,964
Gross profit	178,845	171,699
Selling, general and administrative expenses	170,433	171,293
Operating income	8,412	406
Interest expense	(14,316)	(14,469)
Interest income	4,609	693
Other income	993	1,699
Loss before income taxes and noncontrolling interest	(302)	(11,671)
Income tax benefit	(869)	(2,822)
Income (loss) including noncontrolling interest	567	(8,849)
Net income (loss) attributable to noncontrolling interest	137	(416)
Net income (loss) attributable to Central Garden & Pet Company	$430	$(8,433)
Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)
Weighted average shares used in the computation of net income (loss) per share:
Basic	52,332	52,478
Diluted	53,428	52,478
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	December 30, 2023	December 24, 2022
Income (loss) including noncontrolling interest	$567	$(8,849)
Other comprehensive income (loss):
Foreign currency translation	859	782
Total comprehensive income (loss)	1,426	(8,067)
Comprehensive income (loss) attributable to noncontrolling interest	137	(416)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$1,289	$(7,651)
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 30, 2023	December 24, 2022
Cash flows from operating activities:
Net income (loss)	$567	$(8,849)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	22,545	21,692
Amortization of deferred financing costs	666	675
Non-cash lease expense	12,772	12,738
Stock-based compensation	6,021	6,577
Deferred income taxes	1,498	3,260
Other operating activities	(727)	(35)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(32,952)	48,062
Inventories	(92,808)	(84,689)
Prepaid expenses and other assets	(5,275)	(11,620)
Accounts payable	19,145	(16,107)
Accrued expenses	9,533	(23,049)
Other long-term obligations	3,310	(5)
Operating lease liabilities	(14,079)	(11,952)
Net cash used by operating activities	(69,784)	(63,302)
Cash flows from investing activities:
Additions to plant, property and equipment	(10,127)	(17,698)
Payments to acquire companies, net of cash acquired	(59,498)	—
Investments	(850)	(250)
Net cash used in investing activities	(70,475)	(17,948)
Cash flows from financing activities:
Repayments of long-term debt	(85)	(88)
Repurchase of common stock, including shares surrendered for tax withholding	(6,775)	(9,341)
Payment of contingent consideration liability	(25)	(7)
Distribution to noncontrolling interest	(900)	—
Net cash used by financing activities	(7,785)	(9,436)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	790	1,047
Net decrease in cash, cash equivalents and restricted cash	(147,254)	(89,639)
Cash, cash equivalents and restricted cash at beginning of period	502,873	192,184
Cash, cash equivalents and restricted cash at end of period	$355,619	$102,545
Supplemental information:
Cash paid for interest	$19,756	$19,907
New operating lease right of use assets	$13,170	$11,022
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 30, 2023
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 30, 2023 and December 24, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three months ended December 30, 2023 and December 24, 2022 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 30, 2023 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which has previously been filed with the Securities and Exchange Commission. The September 30, 2023 balance sheet presented herein was derived from the audited financial statements.
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
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company manages the credit risk associated with cash equivalents by investing with high-quality institutions. The Company maintains cash accounts that exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 30, 2023, December 24, 2022 and September 30, 2023, respectively.

	December 30, 2023	December 24, 2022	September 30, 2023
	(in thousands)
Cash and cash equivalents	$341,419	$87,800	$488,730
Restricted cash	14,200	14,745	14,143
Total cash, cash equivalents and restricted cash	$355,619	$102,545	$502,873

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

Recent Accounting Pronouncements
Recently Issued and Adopted Accounting Updates
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 30, 2023 and December 24, 2022, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of December 30, 2023, December 24, 2022 and September 30, 2023 was $354.7 million, $329.6 million and $327.1 million, respectively, compared to a carrying value of $395.6 million, $395.0 million and $395.4 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of December 30, 2023, December 24, 2022 and September 30, 2023 was $454.7 million, $420.9 million and $417.0 million, respectively, compared to a carrying value of $494.6 million, $493.8 million and $494.4 million, respectively.

In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 30, 2023, December 24, 2022 and September 30, 2023 was $293.5 million, $281.7 million and $279.5 million, respectively, compared to a carrying value of $298.1 million, $297.6 million and $298.0 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $40 million of the purchase price remains unallocated and is included in other assets on the condensed consolidated balance sheet as of December 30, 2023. The addition of TDBBS expands Central’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances Central’s eCommerce and direct-to-consumer capabilities.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	December 30, 2023	December 24, 2022	September 30, 2023
	(in thousands)
Raw materials	$279,098	$296,929	$270,672
Work in progress	179,768	140,769	166,394
Finished goods	468,547	543,971	384,903
Supplies	20,985	42,690	16,219
Total inventories, net	$948,398	$1,024,359	$838,188

5.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 30, 2023 and December 24, 2022.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.7)	$—	$0.4
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.7)	(29.4)	223.5
Customer-related intangible assets – amortizable	416.4	(154.4)	(10.3)	251.8
Other acquired intangible assets – amortizable	39.7	(31.5)	(0.3)	7.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(31.5)	(1.5)	13.8
Total other intangible assets, net	$737.8	$(207.6)	$(41.2)	$489.1
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.9)	$—	$1.2
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.9)	(26.0)	227.7
Customer-related intangible assets – amortizable	416.4	(125.4)	(2.5)	288.4
Other acquired intangible assets – amortizable	39.7	(27.6)	—	12.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(27.6)	(1.2)	18.1
Total other intangible assets, net	$737.8	$(173.9)	$(29.8)	$534.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.5)	$—	$0.6
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.5)	(29.4)	223.7
Customer-related intangible assets – amortizable	416.4	(147.4)	(10.3)	258.8
Other acquired intangible assets – amortizable	39.7	(30.5)	(0.3)	8.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(30.5)	(1.5)	14.8
Total other intangible assets, net	$737.8	$(199.4)	$(41.2)	$497.2
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three months ended December 30, 2023, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of one year for marketing-related intangibles, 11 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $8.2 million and $9.0 million for the three months ended December 30, 2023 and December 24, 2022, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $29 million per year from fiscal 2024 through fiscal 2026 and $25 million per year from fiscal 2027 through fiscal 2028.
.
7.    Long-Term Debt
Long-term debt consists of the following:

	December 30, 2023	December 24, 2022	September 30, 2023
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(11,759)	(13,645)	(12,231)
Net carrying value	1,188,241	1,186,355	1,187,769
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	1,318	590	434
Total	1,189,559	1,186,945	1,188,203
Less current portion	(466)	(296)	(247)
Long-term portion	$1,189,093	$1,186,649	$1,187,956
Senior Notes
$400 million 4.125% Senior Notes due 2031
On April 30, 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The Company used a portion of the net proceeds from the offering to repay all outstanding borrowings under its Credit Facility, with the remainder used for general corporate purposes.
The Company incurred approximately $6 million of debt issuance costs in conjunction with this issuance, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2031 Notes.
The 2031 Notes require semi-annual interest payments on April 30 and October 30. The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 30, 2023.

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
The 2030 Notes require semiannual interest payments on October 15 and April 15. The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Credit Facility.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 30, 2023.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central's Credit Facility.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 30, 2023.
Asset-Based Loan Facility Amendment
On December 16, 2021, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the uncommitted accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 16, 2026. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $568 million as of December 30, 2023. The Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for swing Loan borrowings. As of December 30, 2023, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $1.3 million outstanding as of December 30, 2023.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 30, 2023, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of December 30, 2023. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of December 30, 2023, the interest rate applicable to Base Rate borrowings was 8.5%, and the interest rate applicable to one-month SOFR-based borrowings was 6.3%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of December 30, 2023.

8.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 30, 2023 and December 24, 2022.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 30, 2023	$111	$410	$16	$594,416	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
Comprehensive income	—	—	—	—	430	859	1,289	137	1,426
Amortization of share-based awards	—	—	—	4,169	—	—	4,169	—	4,169
Restricted share activity, including net share settlement	—	(1)	—	(1,918)	—	—	(1,919)	—	(1,919)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,583)	—	—	(1,581)	—	(1,581)
Repurchase of stock	—	—	—	(438)	(984)	—	(1,422)	—	(1,422)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(900)	(900)
Balance December 30, 2023	$111	$411	$16	$594,646	$858,816	$(2,111)	$1,451,889	$697	$1,452,586

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 24, 2022	$113	$413	$16	$582,056	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Comprehensive income	—	—	—	—	(8,433)	782	(7,651)	(416)	(8,067)
Amortization of share-based awards	—	—	—	4,647	—	—	4,647	—	4,647
Restricted share activity, including net share settlement	—	—	—	(590)	—	—	(590)	—	(590)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,707	—	—	1,708	—	1,708
Repurchase of stock	—	(2)	—	(2,693)	(6,271)	—	(8,966)	—	(8,966)
Balance December 24, 2022	$113	$412	$16	$585,127	$740,549	$(3,363)	$1,322,854	$590	$1,323,444

9.    Stock-Based Compensation
The Company recognized share-based compensation expense of $6.0 million and $6.6 million for the three months ended December 30, 2023 and December 24, 2022, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 30, 2023 and December 24, 2022 was $1.4 million and $1.6 million, respectively.

10.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations.

	Three Months Ended
	December 30, 2023
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$430	52,332	$0.01
Effect of dilutive securities:
Options to purchase common stock	—	275	—
Restricted shares	—	705	—
Performance stock units	—	116	—
Diluted EPS:
Net income available to common shareholders	$430	53,428	$0.01

	Three Months Ended
	December 24, 2022
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net loss available to common shareholders	$(8,433)	52,478	$(0.16)
Effect of dilutive securities:
Options to purchase common stock	—	—	—
Restricted shares	—	—	—
Diluted EPS:
Net loss available to common shareholders	$(8,433)	52,478	$(0.16)

Options to purchase 1.2 million shares of Class A common stock at prices ranging from $25.79 to $51.37 per share were outstanding at December 30, 2023, and options to purchase 2.1 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at December 24, 2022.

For the three months ended December 30, 2023, approximately 0.5 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.

For the three months ended December 24, 2022, the potential effects of stock awards were excluded from the diluted earnings per share calculation, because their inclusion in a loss period would be anti-dilutive to the earnings per share calculation.

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

	Three Months Ended
	December 30, 2023	December 24, 2022
	(in thousands)
Net sales:
Pet segment	$409,222	$415,820
Garden segment	225,311	211,843
Total net sales	$634,533	$627,663
Operating income (loss)
Pet segment	43,388	39,555
Garden segment	(8,886)	(10,820)
Corporate	(26,090)	(28,329)
Total operating income	8,412	406
Interest expense - net	(9,707)	(13,776)
Other income	993	1,699
Income tax benefit	(869)	(2,822)
Income (loss) including noncontrolling interest	567	(8,849)
Net income (loss) attributable to noncontrolling interest	137	(416)
Net income (loss) attributable to Central Garden & Pet Company	$430	$(8,433)
Depreciation and amortization:
Pet segment	$10,798	$10,112
Garden segment	11,006	10,842
Corporate	741	738
Total depreciation and amortization	$22,545	$21,692

	December 30, 2023	December 24, 2022	September 30, 2023
	(in thousands)
Assets:
Pet segment	$1,010,988	$1,041,944	$944,359
Garden segment	1,432,258	1,472,102	1,349,426
Corporate	979,088	715,023	1,084,863
Total assets	$3,422,334	$3,229,069	$3,378,648
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	269,369	269,369	269,369
Total goodwill	$546,436	$546,436	$546,436

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended December 30, 2023
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$127.7	$—	$127.7
Dog and cat products	145.3	—	145.3
Other manufacturers' products	100.3	46.6	146.9
Wild bird products	35.9	50.8	86.7
Other garden supplies	—	127.9	127.9
Total	$409.2	$225.3	$634.5

	Three Months Ended December 24, 2022
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$139.5	$—	$139.5
Dog and cat products	134.2	—	134.2
Other manufacturers' products	103.4	46.0	149.4
Wild bird products	38.7	59.5	98.3
Other garden supplies	—	106.3	106.3
Total	$415.8	$211.8	$627.7

12.    Contingencies
The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes could have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The district court has scheduled the trial on the head start damage claim to begin in February and conclude in early March of this year. The Company intends to vigorously pursue its defenses in the future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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

13. Subsequent Events

In December 2023, the Board of Directors approved a stock dividend to increase liquidity in the Company's Class A shares. The stock dividend is in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock will be distributed on February 8, 2024, to stockholders of record on January 8, 2024. The Company believes the increased liquidity will benefit stockholders and provide the Company with more flexibility to pursue its growth objectives.

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
In fiscal 2023, our consolidated net sales were $3.3 billion, of which our Pet segment, or Pet, accounted for approximately $1.9 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2023, our operating income was $211 million consisting of income from our Pet segment of $198 million, income from our Garden segment of $123 million and corporate expenses of $111 million.

We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this quarterly report.

Recent Developments
Fiscal 2024 First Quarter Financial Performance:
•Net sales increased $6.8 million, or 1.1%, from the prior year quarter to $634.5 million. Pet segment sales declined $6.6 million, and Garden segment sales increased $13.4 million.
•Gross profit increased $7.1 million from the prior year quarter, and gross margin increased 80 basis points to 28.2%.
•Selling, general and administrative expense declined $0.9 million from the prior year quarter to $170.4 million and as a percentage of net sales decreased 40 basis points to 26.9%.
•Operating income increased $8.0 million from the prior year quarter to $8.4 million.
•Net Income in the first quarter of fiscal 2024 was $0.4 million, or $0.01 per diluted share, compared to a net loss of $8.4 million, or $0.16 per diluted share, in the first quarter of fiscal 2023.
Stock Dividend
In December 2023, our Board of Directors approved a stock dividend to increase liquidity in our Class A shares. The stock dividend is in the form of one share of our Class A Common Stock for every four outstanding shares of our Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock will be distributed on February 8, 2024, to stockholders of record on January 8, 2024. We believe the increased liquidity will benefit stockholders and provide us with more flexibility to pursue our growth objectives.

Acquisition
In November 2023, we acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The addition of TDBBS expands our portfolio with bully and collagen sticks, bones and jerky, adds scale to our dog and cat business and enhances our eCommerce and direct-to-consumer capabilities.

Results of Operations
Three Months Ended December 30, 2023
Compared with Three Months Ended December 24, 2022
Net Sales
Net sales for the three months ended December 30, 2023 increased $6.8 million, or 1.1%, to $634.5 million from $627.7 million for the three months ended December 24, 2022. Organic net sales, which excludes the impact of our acquisition of TDBBS in November 2023 and the sale of our independent garden channel distribution business in July 2023, increased 0.5%. Our branded product sales increased $9.3 million, and sales of other manufacturers’ products decreased $2.5 million.
Pet net sales decreased $6.6 million, or 1.6%, to $409.2 million for the three months ended December 30, 2023 from $415.8 million for the three months ended December 24, 2022. Pet organic net sales, which excludes the impact of our acquisition of TDBBS in November 2023, declined 4.8%. The decline in net sales was due primarily to lower sales of durable items in our outdoor cushion business and our pet distribution business. Pet branded product sales declined $3.6 million, and sales of other manufacturers' products declined $3.0 million.
Garden net sales increased $13.4 million, or 6.3%, to $225.3 million for the three months ended December 30, 2023 from $211.9 million for the three months ended December 24, 2022. Garden organic net sales, which excludes the impact of the sale of our independent garden channel distribution business in July 2023, increased 11.3%. The increase in Garden net sales was due primarily to increased sales in our control and fertilizer, grass seed and packet seed businesses which benefited from the current quarter ending December 30, as opposed to the prior year fiscal quarter which ended Christmas eve, and early season shipments by select retailers. Garden branded sales increased $12.9 million, and sales of other manufacturers' products increased $0.5 million.

Gross Profit
Gross profit for the three months ended December 30, 2023 increased $7.1 million, or 4.2%, to $178.8 million from $171.7 million for the three months ended December 24, 2022. Gross margin increased 80 basis points to 28.2% for the three months ended December 30, 2023 from 27.4% for the three months ended December 24, 2022. The increase in gross margin was driven primarily by the Pet segment, although gross margin improved in both segments in the first quarter of fiscal 2024 as compared to the prior year quarter, as both segments benefited from cost management and moderating inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.9 million, or 0.5%, to $170.4 million for the three months ended December 30, 2023. As a percentage of net sales, selling, general and administrative expenses decreased to 26.9% for the three months ended December 30, 2023, compared to 27.3% in the comparable prior year quarter. Decreased expense in both the Pet segment and corporate were partially offset by increased expense in the Garden segment.
Selling and delivery expense decreased $5.7 million to $69.3 million for the three months ended December 30, 2023 as compared to $75.0 million in the prior year quarter. The decrease was primarily in the Pet segment due to lower delivery costs resulting from lower sales and the continued implementation of a transportation management system, as well as reduced overhead marketing costs.
Warehouse and administrative expense increased $4.8 million, or 5.0%, to $101.1 million for the three months ended December 30, 2023 from $96.3 million for the three months ended December 24, 2022. The increase in warehouse and administrative expense was due primarily to increased expense from the TDBBS acquisition and higher facility expense in our Pet segment. Corporate expense decreased $2.2 million due primarily to lower payroll related costs, including equity compensation, resulting from lower corporate headcount. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $8.0 million to $8.4 million for the three months ended December 30, 2023. Our operating margin increased from 0.1% in the prior year quarter to 1.3% in the current year quarter. The increase in operating income was due to a $6.9 million increase in net sales, an 80 basis point increase in gross margin and a $0.9 million decline in selling, general and administrative expense.
Pet operating income increased $3.8 million, or 9.7%, to $43.4 million for the three months ended December 30, 2023 from $39.6 million for the three months ended December 24, 2022, and Pet operating margin improved 110 basis points to 10.6%. Pet operating income and margin increased due to an improved gross margin partially offset by reduced net sales and relatively flat selling, general and administrative expenses.
Garden operating loss decreased $1.9 million to a loss of $8.9 million for the three months ended December 30, 2023, from a loss of $10.8 million for the three months ended December 24, 2022. The Garden operating loss decreased due to higher sales and gross margin partially offset by higher selling, general and administrative expense.
Corporate operating expense decreased $2.2 million, or 7.9%, to $26.1 million for the three months ended December 30, 2023 from $28.3 million for the three months ended December 24, 2022. Corporate expense decreased due primarily to lower payroll related costs, including equity compensation, due to reduced corporate headcount.
Net Interest Expense
Net interest expense for the three months ended December 30, 2023 decreased $4.1 million, or 29.5%, to $9.7 million from $13.8 million for the three months ended December 24, 2022. The decrease in net interest expense was due to increased interest income resulting from both higher rates of interest earned on our higher cash balance during the current quarter. Debt outstanding on December 30, 2023 was $1,189.6 million compared to $1,186.9 million at December 24, 2022.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income decreased $0.7 million to $1.0 million for the quarter ended December 30, 2023 from $1.7 million for the quarter ended December 24, 2022. The decrease in other income was due primarily to lower foreign currency gains in the current year quarter as compared to the prior year quarter.

Income Taxes
The income tax benefit was $0.9 million for the quarter ended December 30, 2023, and $2.8 million for the quarter ended December 24, 2022. The benefit from income taxes decreased for the quarter ended December 30, 2023, compared to the prior year period, primarily due to a smaller pre-tax loss in the first quarter of fiscal 2024.
The tax benefit in the current quarter was larger than our $0.3 million pre-tax loss due to a benefit from a discrete item, related to stock compensation, in a quarter with a small loss. We expect our effective income tax rate for fiscal 2024 to be in the range of 22% to 24%.
Net Income and Earnings Per Share
Net income in the first quarter of fiscal 2024 was $0.4 million, or $0.01 per diluted share, compared to a net loss of $8.4 million, or $0.16 per diluted share, in the first quarter of fiscal 2023. The increase in net income and earnings per share was due to an $8.0 million increase in operating income, decreased net interest expense and the tax benefit from a discrete item in the current year quarter.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including adjusted EBITDA and organic sales. Management uses these non-GAAP financial measures that exclude the impact of specific items (described below) in making financial, operating and planning decisions and in evaluating our performance. Also, Management believes that these non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While Management believes that non-GAAP measures are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
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

Organic Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 30, 2023
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q1 FY 24	$634.5	$13.2	$621.3
Q1 FY 23	627.7	9.5	618.2
$ increase	$6.8		$3.1
% increase	1.1%		0.5%

Organic Pet Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 30, 2023
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q1 FY 24	$409.2	$13.2	$396.0
Q1 FY 23	415.8	—	415.8
$ decrease	$(6.6)		$(19.8)
% decrease	(1.6)%		(4.8)%

Organic Garden Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 30, 2023
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q1 FY 24	$225.3	$—	$225.3
Q1 FY 23	211.9	9.5	202.4
$ increase	$13.4		$22.9
% increase	6.3%		11.3%

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 30, 2023
	Pet	Garden	Corporate	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$430
Interest expense, net	—	—	—	9,707
Other income	—	—	—	(993)
Income tax benefit	—	—	—	(869)
Net income attributable to noncontrolling interest	—	—	—	137
Sum of items below operating income	—	—	—	7,982
Income (loss) from operations	43,388	(8,886)	(26,090)	8,412
Depreciation & amortization	10,798	11,006	741	22,545
Noncash stock-based compensation	—	—	6,021	6,021
Adjusted EBITDA	$54,186	$2,120	$(19,328)	$36,978

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 24, 2022
	Pet	Garden	Corporate	Total
	(in thousands)
Net loss attributable to Central Garden & Pet Company	$—	$—	$—	$(8,433)
Interest expense, net	—	—	—	13,776
Other income	—	—	—	(1,699)
Income tax benefit	—	—	—	(2,822)
Net loss attributable to noncontrolling interest	—	—	—	(416)
Sum of items below operating income	—	—	—	8,839
Income (loss) from operations	39,555	(10,820)	(28,329)	406
Depreciation & amortization	10,112	10,842	738	21,692
Noncash stock-based compensation	—	—	6,577	6,577
Adjusted EBITDA	$49,667	$22	$(21,014)	$28,675

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
In fiscal 2022, we experienced notable inflationary pressure which continued in fiscal 2023, although at a reduced rate in the latter months of fiscal 2023. The rate of inflationary pressure for key commodities, labor and freight, is moderating as we enter calendar 2024.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2023, approximately 67% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset any operating loss incurred during the first fiscal quarter of the year.
Liquidity and Capital Resources
We have financed our growth through a combination of cash generated from operations, bank borrowings, supplier credit, and sales of equity and debt securities.
Our business is seasonal, and our working capital requirements and capital resources track closely to this seasonal pattern. Generally, during the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.
We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 67% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Operating Activities
Net cash used by operating activities increased by $6.5 million, from $63.3 million for the three months ended December 24, 2022, to $69.8 million for the three months ended December 30, 2023. The increase in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended December 30, 2023, as compared to the prior year period, primarily increased accounts receivable partially offset by increased payables and accrued expenses.
Investing Activities
Net cash used in investing activities increased $52.5 million, from $17.9 million for the three months ended December 24, 2022 to $70.5 million during the three months ended December 30, 2023. The increase in cash used in investing activities was due primarily to acquisition activity in the current year partially offset by decreased capital expenditures in the current year.
Financing Activities
Net cash used by financing activities decreased $1.7 million, from $9.4 million for the three months ended December 24, 2022, to $7.8 million for the three months ended December 30, 2023. The decrease in cash used by financing activities during the current year was due primarily to decreased open market purchases of our common stock during the current year as compared to the prior year. During the three months ended December 30, 2023, we repurchased approximately 40,000 shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $1.4 million, or approximately $35.94 per share. During the three months ended December 24, 2022, we repurchased approximately 0.1 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $2.0 million, or approximately $37.26 per share, and approximately 0.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $6.9 million, or approximately $35.29 per share.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $750 million Credit Facility. Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months and beyond. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million in fiscal 2024, of which we have invested approximately $10 million through December 30, 2023.
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
Total Debt
At December 30, 2023, our total debt outstanding was $1,189.6 million, as compared with $1,186.9 million at December 24, 2022.
Senior Notes
$400 million 4.125% Senior Notes due 2031
On April 30, 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). We used a portion of the net proceeds from the offering to repay all outstanding borrowings under our Credit Facility, with the remainder used for general corporate purposes.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 30, 2023.

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
The 2030 Notes require semiannual interest payments on October 15 and April 15. The 2030 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our Credit Facility.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 30, 2023.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our Credit Facility.
We may redeem some or all of the 2028 Notes at our option, at any time on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 30, 2023.

Asset-Based Loan Facility Amendment
On December 16, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if we exercise the uncommitted accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 16, 2026. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $568 million as of December 30, 2023. The Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for swing Loan borrowings. As of December 30, 2023, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $1.3 million outstanding as of December 30, 2023.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 30, 2023, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of December 30, 2023. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of December 30, 2023, the interest rate applicable to Base Rate borrowings was 8.5%, and the interest rate applicable to one-month SOFR-based borrowings was 6.3%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of December 30, 2023.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
Central (the "Parent/Issuer") issued $400 million of 2031 Notes in April 2021, $500 million of 2030 Notes in October 2020, and $300 million of 2028 Notes in December 2017. The 2031 Notes, 2030 Notes and 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors") which are guarantors of our Credit Facility. The 2031 Notes, 2030 Notes and 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2031, 2030 or 2028 Notes and are referred to as the Non-Guarantors.
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

Summarized Statements of Operations	Three Months Ended		Fiscal Year Ended
	December 30, 2023		September 30, 2023
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$149,618	$483,740	$768,207	$2,531,503
Gross profit	$34,268	$143,150	$166,370	$767,480
Income (loss) from operations	$(6,651)	$16,937	$(32,001)	$244,164
Equity in earnings of Guarantor subsidiaries	$16,950	$—	$191,793	$—
Net income (loss)	$(15,642)	$16,950	$(63,840)	$191,793

Summarized Balance Sheet Information	As of		As of
	December 30, 2023		September 30, 2023
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$527,661	$1,138,824	$661,660	$999,218
Intercompany receivable from Non-guarantor subsidiaries	70,957	—	69,404	—
Other assets	3,584,344	2,837,181	3,402,000	2,762,797
Total assets	$4,182,962	$3,976,005	$4,133,064	$3,762,015

Current liabilities	$148,444	$332,483	$155,793	$294,686
Intercompany payable from Non-guarantor subsidiaries	—	1,078	—	766
Long-term debt	1,188,241	852	1,187,771	186
Other liabilities	1,382,733	138,759	1,308,736	60,611
Total liabilities	$2,719,418	$473,172	$2,652,300	$356,249

New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 30, 2023. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 30, 2023, in light of the material weaknesses identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 28, 2023, we identified deficiencies in the design and operating effectiveness of controls in our internal control over financial reporting as of September 30, 2023. Management determined these identified deficiencies represented material weaknesses related to (1) certain information technology general computer controls ("ITGC’s") at our Live Plant and Green Garden businesses and (2) controls related to an outsourced service provider that supports certain of the Company’s revenue processes for our Live Plant business and were found to not be operating effectively. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGC’s and lack of controls around outsourced IT service provider data were also deemed ineffective. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses did not result in any identified misstatements to our consolidated financial statements or changes to previously disclosed financial results.
After giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Management’s Plan to Remediate the Material Weaknesses
Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and are expected to include the following:
•Enhancing the design and control procedures of the Live Plant and Green Garden ITGCs to ensure that the control activities related to ITGCs are functioning appropriately;
•Improving the control environment in relation to personnel training and accountability of Sarbanes-Oxley Act of 2002 ("SOX") control activities;
•Hiring additional personnel in the IT department with an appropriate level of knowledge and experience to effectively execute our processes and procedures; and
•Expanding controls to address the design and operation of internal controls related to the revenue processes for our Live Plants business.
In fiscal 2024 to date, we have formalized our design and controls for the Live Plant and Green Garden ITGC’s and the Live Plant revenue process to ensure we address the root causes of the material weaknesses. We are in the process of developing and delivering SOX compliance training to control owners. We are also in the process of hiring to supplement our IT staffing. Additionally, we have enhanced our communication by holding frequent meetings with key management personnel and periodically updating members of the Audit Committee to discuss the SOX program and remediation efforts.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The district court has scheduled the trial on the head start damage claim to begin in February and conclude in early March of this year. The Company intends to vigorously pursue its defenses in the future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
From time to time, we are involved in certain legal proceedings in the ordinary course of business. Except as discussed above, we are not currently a party to any other legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 30, 2023.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 30, 2023 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2023 - November 4, 2023	6,340	(3)	$39.73	—	$83,235,000	(4)
November 5, 2023 - December 2, 2023	39,749	(1) (2) (3)	$35.94	39,576	$81,951,000
December 3, 2023 - December 30, 2023	41,426	(3)	$40.08	—	$81,951,000
Total	87,515		$38.18	39,576	$81,951,000
(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 30, 2023, we had $82.0 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)During the period, we repurchased 39,576 shares under the two plans. We repurchased 3,851 shares under the Equity Dilution Authorization and 35,725 shares under the 2019 Repurchase Authorization.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
During the quarter ended December 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement"or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 8, 2024

/s/ Mary Beth Springer
Mary Beth Springer
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)