Form 10-Q
period 2024-03-30
CENTRAL GARDEN & PET CO
filed 2024-05-09
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2024	11,077,612
Class A Common Stock Outstanding as of April 30, 2024	54,723,064
Class B Stock Outstanding as of April 30, 2024	1,602,374

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

•our ability to recruit and retain new members of our management team and employees, including a Chief Executive Officer, to support our businesses;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 30, 2024	March 25, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$301,332	$60,607	$488,730
Restricted cash	14,197	13,475	14,143
Accounts receivable (less allowance for credit losses and customer allowances of $27,677, $28,283 and $25,797)	578,237	564,874	332,890
Inventories, net	914,352	966,900	838,188
Prepaid expenses and other	42,500	48,019	33,172
Total current assets	1,850,618	1,653,875	1,707,123
Plant, property and equipment, net	387,203	395,788	391,768
Goodwill	546,436	546,436	546,436
Other intangible assets, net	480,910	525,301	497,228
Operating lease right-of-use assets	170,849	174,435	173,540
Other assets	104,002	54,963	62,553
Total	$3,540,018	$3,350,798	$3,378,648
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$237,310	$225,311	$190,902
Accrued expenses	267,813	201,286	216,241
Current lease liabilities	51,045	49,082	50,597
Current portion of long-term debt	322	270	247
Total current liabilities	556,490	475,949	457,987
Long-term debt	1,188,955	1,212,053	1,187,956
Long-term lease liabilities	134,723	135,695	135,621
Deferred income taxes and other long-term obligations	147,683	154,854	144,271
Equity:
Common stock, $0.01 par value: 11,077,612, 11,236,635 and 11,077,612 shares outstanding at March 30, 2024, March 25, 2023 and September 30, 2023	111	112	111
Class A common stock, $0.01 par value: 54,659,683, 54,822,098 and 54,472,902 shares outstanding at March 30, 2024, March 25, 2023 and September 30, 2023	547	548	544
Class B stock, $0.01 par value: 1,602,374 shares outstanding at March 30, 2024, March 25, 2023 and September 30, 2023	16	16	16
Additional paid-in capital	592,136	587,243	594,282
Retained earnings	920,803	786,776	859,370
Accumulated other comprehensive loss	(2,825)	(3,601)	(2,970)
Total Central Garden & Pet Company shareholders’ equity	1,510,788	1,371,094	1,451,353
Noncontrolling interest	1,379	1,153	1,460
Total equity	1,512,167	1,372,247	1,452,813
Total	$3,540,018	$3,350,798	$3,378,648
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Net sales	$900,090	$909,004	$1,534,623	$1,536,667
Cost of goods sold	621,210	649,366	1,076,898	1,105,330
Gross profit	278,880	259,638	457,725	431,337
Selling, general and administrative expenses	185,433	181,597	355,866	352,890
Operating income	93,447	78,041	101,859	78,447
Interest expense	(14,376)	(14,876)	(28,692)	(29,345)
Interest income	2,903	186	7,512	879
Other (expense) income	(171)	595	822	2,294
Income before income taxes and noncontrolling interest	81,803	63,946	81,501	52,275
Income tax expense	19,134	15,268	18,265	12,446
Income including noncontrolling interest	62,669	48,678	63,236	39,829
Net income attributable to noncontrolling interest	682	563	819	147
Net income attributable to Central Garden & Pet Company	$61,987	$48,115	$62,417	$39,682
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.94	$0.73	$0.95	$0.61
Diluted	$0.93	$0.72	$0.93	$0.59
Weighted average shares used in the computation of net income per share:
Basic	65,638	65,554	65,526	65,576
Diluted	66,831	66,918	66,815	66,900
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Income including noncontrolling interest	$62,669	$48,678	$63,236	$39,829
Other comprehensive income (loss):
Foreign currency translation	(714)	(238)	145	545
Total comprehensive income	61,955	48,440	63,381	40,374
Comprehensive income attributable to noncontrolling interest	682	563	819	147
Comprehensive income attributable to Central Garden & Pet Company	$61,273	$47,877	$62,562	$40,227
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 30, 2024	March 25, 2023
Cash flows from operating activities:
Net income	$63,236	$39,829
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	45,357	43,801
Amortization of deferred financing costs	1,340	1,349
Non-cash lease expense	25,753	25,369
Stock-based compensation	8,927	13,327
Deferred income taxes	2,673	7,486
Other operating activities	1,811	136
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(240,408)	(187,745)
Inventories	(59,263)	(27,152)
Prepaid expenses and other assets	(7,492)	(3,868)
Accounts payable	41,475	15,421
Accrued expenses	46,785	(462)
Other long-term obligations	673	(21)
Operating lease liabilities	(25,169)	(24,542)
Net cash used by operating activities	(94,302)	(97,072)
Cash flows from investing activities:
Additions to plant, property and equipment	(19,478)	(30,228)
Payments to acquire companies, net of cash acquired	(59,818)	—
Investments	(850)	(500)
Other investing activities	(140)	(100)
Net cash used in investing activities	(80,286)	(30,828)
Cash flows from financing activities:
Repayments of long-term debt	(159)	(182)
Borrowings under revolving line of credit	—	48,000
Repayments under revolving line of credit	—	(23,000)
Repurchase of common stock, including shares surrendered for tax withholding	(12,055)	(16,165)
Payment of contingent consideration liability	(57)	(12)
Distribution to noncontrolling interest	(900)	—
Net cash (used) provided by financing activities	(13,171)	8,641
Effect of exchange rate changes on cash, cash equivalents and restricted cash	415	1,157
Net decrease in cash, cash equivalents and restricted cash	(187,344)	(118,102)
Cash, cash equivalents and restricted cash at beginning of period	502,873	192,184
Cash, cash equivalents and restricted cash at end of period	$315,529	$74,082
Supplemental information:
Cash paid for interest	$28,695	$29,343
Cash paid for income taxes	$13,775	$1,889
New operating lease right of use assets	$24,652	$13,776
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 30, 2024
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 30, 2024 and March 25, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 30, 2024 and March 25, 2023, and the condensed consolidated statements of cash flows for the six months ended March 30, 2024 and March 25, 2023 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 30, 2024 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which has previously been filed with the Securities and Exchange Commission. The September 30, 2023 balance sheet presented herein was derived from the audited financial statements.
Stock Dividend
In December 2023, the Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock were distributed on February 8, 2024, to stockholders of record January 8, 2024.
The stock dividend did not affect the number of the Company's authorized shares and the par value of each share of stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and performance share units outstanding at January 8, 2024, which resulted in a proportional increase in the number of vesting stock options, restricted stock and performance share units, and, in the case of stock options, a proportional decrease in the exercise price of all such stock options.
Unless noted, all Class A Common share and per share amounts contained in the condensed consolidated financial statements and management's discussion and analysis have been retroactively adjusted to reflect the one-for-four stock dividend. The legal form stock dividend was accounted for as a stock split as the Company concluded that shareholders were not receiving a distribution of earnings.
Noncontrolling Interest
Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the condensed consolidated balance sheets and as net income attributable to noncontrolling interest in the condensed consolidated statements of operations. See Note 7, Supplemental Equity Information, for additional information.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 30, 2024, March 25, 2023 and September 30, 2023, respectively.

	March 30, 2024	March 25, 2023	September 30, 2023
	(in thousands)
Cash and cash equivalents	$301,332	$60,607	$488,730
Restricted cash	14,197	13,475	14,143
Total cash, cash equivalents and restricted cash	$315,529	$74,082	$502,873

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 30, 2024 and March 25, 2023, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of March 30, 2024, March 25, 2023 and September 30, 2023 was $352.4 million, $334.0 million and $327.1 million, respectively, compared to a carrying value of $395.7 million, $395.1 million and $395.4 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of March 30, 2024, March 25, 2023 and September 30, 2023 was $448.0 million, $426.3 million and $417.0 million, respectively, compared to a carrying value of $494.8 million, $494.0 million and $494.4 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 30, 2024, March 25, 2023 and September 30, 2023 was $291.1 million, $281.9 million and $279.5 million, respectively, compared to a carrying value of $298.2 million, $297.7 million and $298.0 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $40 million of the purchase price remains unallocated and is included in other assets on the condensed consolidated balance sheet as of March 30, 2024. The addition of TDBBS expands Central’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances Central’s eCommerce and direct-to-consumer capabilities.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	March 30, 2024	March 25, 2023	September 30, 2023
	(in thousands)
Raw materials	$267,032	$295,071	$270,672
Work in progress	180,877	190,526	166,394
Finished goods	447,595	454,464	384,903
Supplies	18,848	26,839	16,219
Total inventories, net	$914,352	$966,900	$838,188

5.    Goodwill

The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the six months ended March 30, 2024 and March 25, 2023.

6.    Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 30, 2024
Marketing-related intangible assets – amortizable	$22.1	$(21.9)	$—	$0.2
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.9)	(29.4)	223.3
Customer-related intangible assets – amortizable	416.4	(161.4)	(10.3)	244.7
Other acquired intangible assets – amortizable	39.7	(32.5)	(0.3)	6.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(32.5)	(1.5)	12.8
Total other intangible assets, net	$737.8	$(215.7)	$(41.2)	$480.9
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 25, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.1)	$—	$1.0
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(21.1)	(26.0)	227.5
Customer-related intangible assets – amortizable	416.4	(133.1)	(2.5)	280.8
Other acquired intangible assets – amortizable	39.7	(28.6)	—	11.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(28.6)	(1.2)	17.1
Total other intangible assets, net	$737.8	$(182.8)	$(29.8)	$525.3
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.5)	$—	$0.6
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.5)	(29.4)	223.7
Customer-related intangible assets – amortizable	416.4	(147.4)	(10.3)	258.8
Other acquired intangible assets – amortizable	39.7	(30.5)	(0.3)	8.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(30.5)	(1.5)	14.8
Total other intangible assets, net	$737.8	$(199.4)	$(41.2)	$497.2
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the six months ended March 30, 2024, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of one year for marketing-related intangibles, 11 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $8.1 million and $8.9 million for the three months ended March 30, 2024 and March 25, 2023, respectively, and $16.3 million and $17.9 million for the six months ended March 30, 2024 and March 25, 2023, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $29 million per year from fiscal 2024 through fiscal 2026 and $25 million per year from fiscal 2027 through fiscal 2028.
.
7.    Long-Term Debt
Long-term debt consists of the following:

	March 30, 2024	March 25, 2023	September 30, 2023
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(11,287)	(13,174)	(12,231)
Net carrying value	1,188,713	1,186,826	1,187,769
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	25,000	—
Other notes payable	564	497	434
Total	1,189,277	1,212,323	1,188,203
Less current portion	(322)	(270)	(247)
Long-term portion	$1,188,955	$1,212,053	$1,187,956
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
The 2031 Notes require semi-annual interest payments on April 30 and October 30. The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of the Company's Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 30, 2024.
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
The 2030 Notes require semiannual interest payments on October 15 and April 15. The 2030 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of the Company's Credit Facility.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 30, 2024.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 30, 2024.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $685 million as of March 30, 2024. The Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for swing Loan borrowings. As of March 30, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $1.2 million outstanding as of March 30, 2024.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 30, 2024, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of March 30, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of March 30, 2024, the interest rate applicable to Base Rate borrowings was 8.5%, and the interest rate applicable to one-month SOFR-based borrowings was 6.3%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of March 30, 2024.

8.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 30, 2024 and March 25, 2023.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 30, 2023	$111	$544	$16	$594,282	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
Comprehensive income	—	—	—	—	430	859	1,289	137	1,426
Amortization of share-based awards	—	—	—	4,169	—	—	4,169	—	4,169
Restricted share activity, including net share settlement	—	(1)	—	(1,918)	—	—	(1,919)	—	(1,919)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,583)	—	—	(1,581)	—	(1,581)
Repurchase of stock	—	—	—	(438)	(984)	—	(1,422)	—	(1,422)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(900)	(900)
Balance December 30, 2023	$111	$545	$16	$594,512	$858,816	$(2,111)	$1,451,889	$697	$1,452,586
Comprehensive income	—	—	—	—	61,987	(714)	61,273	682	61,955
Amortization of share-based awards	—	—	—	2,163	—	—	2,163	—	2,163
Restricted share activity, including net share settlement	—	1	—	(4,344)	—	—	(4,343)	—	(4,343)
Issuance of common stock, including net share settlement of stock options	—	1	—	(195)	—	—	(194)	—	(194)
Balance March 30, 2024	$111	$547	$16	$592,136	$920,803	$(2,825)	$1,510,788	$1,379	$1,512,167

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 24, 2022	$113	$549	$16	$581,920	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Comprehensive income (loss)	—	—	—	—	(8,433)	782	(7,651)	(416)	(8,067)
Amortization of share-based awards	—	—	—	4,647	—	—	4,647	—	4,647
Restricted share activity, including net share settlement	—	—	—	(590)	—	—	(590)	—	(590)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,707	—	—	1,708	—	1,708
Repurchase of stock	—	(3)	—	(2,692)	(6,271)	—	(8,966)	—	(8,966)
Balance December 24, 2022	$113	$547	$16	$584,992	$740,549	$(3,363)	$1,322,854	$590	$1,323,444
Comprehensive income (loss)	—	—	—	—	48,115	(238)	47,877	563	48,440
Amortization of share-based awards	—	—	—	5,015	—	—	5,015	—	5,015
Restricted share activity, including net share settlement	—	1	—	(3,115)	—	—	(3,114)	—	(3,114)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,158	—	—	1,159	—	1,159
Repurchase of stock	(1)	(1)		(807)	(1,888)	—	(2,697)		(2,697)
Balance March 25, 2023	$112	$548	$16	$587,243	$786,776	$(3,601)	$1,371,094	$1,153	$1,372,247

9.    Stock-Based Compensation
The Company recognized share-based compensation expense of $8.9 million and $13.3 million for the six months ended March 30, 2024 and March 25, 2023, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 30, 2024 and March 25, 2023 was $2.1 million and $3.2 million, respectively.

10.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended			Six Months Ended
	March 30, 2024			March 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$61,987	65,638	$0.94	$62,417	65,526	$0.95
Effect of dilutive securities:
Options to purchase common stock	—	233	—	—	298	(0.01)
Restricted shares	—	781	(0.01)	—	829	(0.01)
Performance stock units	—	179	—	—	162	—
Diluted EPS:
Net income available to common shareholders	$61,987	66,831	$0.93	$62,417	66,815	$0.93

	Three Months Ended			Six Months Ended
	March 25, 2023			March 25, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$48,115	65,554	$0.73	$39,682	65,576	$0.61
Effect of dilutive securities:
Options to purchase common stock	—	387	(0.01)	—	374	(0.01)
Restricted shares	—	863	(0.01)	—	859	(0.01)
Performance stock units	—	114	—		91	$—
Diluted EPS:
Net income available to common shareholders	$48,115	66,918	$0.72	$39,682	66,900	$0.59

Options to purchase 1.0 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at March 30, 2024, and options to purchase 2.0 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at March 25, 2023.

For the three months ended March 30, 2024 and March 25, 2023, approximately 0.3 million and 0.6 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.

For the six months ended March 30, 2024 and March 25, 2023, approximately 0.4 million and 0.6 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.

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

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	(in thousands)
Net sales:
Pet segment	$480,230	$475,203	$889,452	$891,023
Garden segment	419,860	433,801	$645,171	645,644
Total net sales	$900,090	$909,004	$1,534,623	$1,536,667
Operating income (loss)
Pet segment	62,659	55,255	106,047	94,810
Garden segment	57,066	49,619	48,180	38,799
Corporate	(26,278)	(26,833)	(52,368)	(55,162)
Total operating income	93,447	78,041	101,859	78,447
Interest expense - net	(11,473)	(14,690)	(21,180)	(28,466)
Other (expense) income	(171)	595	822	2,294
Income tax expense	19,134	15,268	18,265	12,446
Income including noncontrolling interest	62,669	48,678	63,236	39,829
Net income attributable to noncontrolling interest	682	563	819	147
Net income attributable to Central Garden & Pet Company	$61,987	$48,115	$62,417	$39,682
Depreciation and amortization:
Pet segment	$11,124	$10,474	$21,922	$20,586
Garden segment	11,014	10,818	22,020	21,660
Corporate	674	817	1,415	1,555
Total depreciation and amortization	$22,812	$22,109	$45,357	$43,801

	March 30, 2024	March 25, 2023	September 30, 2023
	(in thousands)
Assets:
Pet segment	$1,038,619	$1,058,549	$944,359
Garden segment	1,561,132	1,620,907	1,349,426
Corporate	940,267	671,342	1,084,863
Total assets	$3,540,018	$3,350,798	$3,378,648
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	269,369	269,369	269,369
Total goodwill	$546,436	$546,436	$546,436

The tables below presents the Company's disaggregated revenues by segment:

	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$175.0	$—	$175.0	$302.7	$—	$302.7
Dog and cat products	152.4	—	152.4	297.7	—	297.7
Other manufacturers' products	107.9	85.6	193.5	208.2	132.3	340.5
Wild bird products	44.9	65.8	110.7	80.8	116.6	197.4
Other garden supplies	—	268.5	268.5	—	396.3	396.3
Total	$480.2	$419.9	$900.1	$889.5	$645.2	$1,534.6

	Three Months Ended March 25, 2023			Six Months Ended March 25, 2023
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$194.1	$—	$194.1	$333.6	$—	$333.6
Dog and cat products	126.7	—	126.7	260.8	—	260.8
Other manufacturers' products	103.0	95.7	198.7	206.4	141.8	348.2
Wild bird products	51.4	81.5	132.9	90.2	141.0	231.3
Other garden supplies	—	256.6	256.6	—	362.8	362.8
Total	$475.2	$433.8	$909.0	$891.0	$645.6	$1,536.7

12.    Contingencies
The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes could have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the head start damage issue concluded in early March 2024, but no decision has been issued by the court. The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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

Recent Developments
Fiscal 2024 Second Quarter Financial Performance:
•Net sales decreased $8.9 million, or 1.0%, from the prior year quarter to $900.1 million. Organic net sales decreased 0.7% with Pet organic sales decreasing 3.0% and Garden organic sales increasing 1.9%.

•Gross profit increased $19.2 million from the prior year quarter, and gross margin increased 240 basis points to 31.0%.
•Selling, general and administrative expense increased $3.8 million from the prior year quarter to $185.4 million and as a percentage of net sales increased 60 basis points to 20.6%.
•Operating income increased $15.4 million from the prior year quarter to $93.4 million.
•Net Income in the second quarter of fiscal 2024 was $62.0 million, or $0.93 per diluted share, compared to $48.1 million, or $0.72 per diluted share, in the second quarter of fiscal 2023. On a non-GAAP basis, net income was $66.0 million, or $0.99 per diluted share, in the second quarter of fiscal 2024.
Stock Dividend
In December 2023, our Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock were distributed on February 8, 2024, to stockholders of record January 8, 2024. The Company believes the stock dividend will increase liquidity, which should benefit stockholders and provide the Company with more flexibility to pursue its growth objectives.
The stock dividend did not affect the number of the Company's authorized shares and the par value of each share of stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and performance share units outstanding at January 8, 2024, which resulted in a proportional increase in the vesting of such stock options, restricted stock and performance share units, and, in the case of stock options, a proportional decrease in the exercise price of all such stock options.
Unless noted, all Class A Common share and per share amounts contained in the condensed consolidated financial statements and management's discussion and analysis have been retroactively adjusted to reflect the one-for-four stock dividend.
Facility Closures
During the second quarter of fiscal year 2024, as part of our Cost and Simplicity program we decided to close a manufacturing facility in Chico, California. Additionally, In the second quarter, we also began the Southeast consolidation of four distribution locations into one new modern facility, which we expect to be completed by year-end. Both activities reflect our ongoing network optimization initiative to achieve a simpler, more efficient manufacturing and distribution network. As a result, we incurred approximately $5.3 million of one-time costs, including $2.5 million in cost of goods sold and $2.8 million in selling, general and administrative costs, composed of charges for facility closures, duplicate lease costs, severance, and inventory liquidation, the majority of which were non-cash.

Results of Operations
Three Months Ended March 30, 2024
Compared with Three Months Ended March 25, 2023
Net Sales
Net sales for the three months ended March 30, 2024 decreased $8.9 million, or 1.0%, to $900.1 million from $909.0 million for the three months ended March 25, 2023. Organic net sales, which excludes the impact of our acquisition of TDBBS in November 2023 and the sale of our independent garden channel distribution business in July 2023, decreased 0.7%. Our branded product sales decreased $3.8 million, and sales of other manufacturers’ products decreased $5.1 million.
Pet net sales increased $5.0 million, or 1.1%, to $480.2 million for the three months ended March 30, 2024 from $475.2 million for the three months ended March 25, 2023. Pet organic net sales, which excludes the impact of our acquisition of TDBBS in November 2023, declined 3.0%. The decline in Pet organic net sales was due primarily to lower demand for durable pet products, particularly in our outdoor cushion business, and lower sales of in our pet bird and small animal business, partially offset by increased sales in our dog and cat category. Pet branded product sales increased $0.1 million, and sales of other manufacturers' products increased $4.9 million.
Garden net sales decreased $13.9 million, or 3%, to $419.9 million for the three months ended March 30, 2024 from $433.8 million for the three months ended March 25, 2023. Garden organic net sales, which excludes the impact of the sale of our independent garden channel distribution business in July 2023, increased 1.9%. The increase in Garden organic net sales was due primarily to increased sales in our live plant and grass seed businesses which were aided by favorable weather at the end of March and benefited from the current quarter ending on March 30 and excluding the last week of December, as compared to the prior year quarter. These increases were partially offset by lower sales in Wild Bird. Garden branded sales decreased $3.9 million, and sales of other manufacturers' products decreased $10.0 million.

Gross Profit
Gross profit for the three months ended March 30, 2024 increased $19.3 million, or 7.4%, to $278.9 million from $259.6 million for the three months ended March 25, 2023. Gross margin increased 240 basis points to 31.0% for the three months ended March 30, 2024 from 28.6% for the three months ended March 25, 2023. Gross profit and gross margin increased in both the Pet and Garden segments. Both Pet and Garden benefited from prior year projects under our Cost and Simplicity program. Pet was positively impacted by our exit of the private-label pet bed business and closure of the associated manufacturing and distribution facility, and Garden was positively impacted by our exit from the independent garden channel distribution business, both in the third quarter of fiscal 2023. Both segments’ gross profit and gross margin further benefited from moderating input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.8 million, or 2.1%, to $185.4 million for the three months ended March 30, 2024. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% for the three months ended March 30, 2024, compared to 20.0% in the comparable prior year quarter. Increased expense in the Pet segment was partially offset by small decreases in expense in Garden and Corporate.
Selling and delivery expense decreased $1.2 million to $82.3 million for the three months ended March 30, 2024 as compared to $83.5 million in the prior year quarter. The decrease in the Garden segment, due primarily to the exit of the independent garden channel distribution business in July 2023, was partially offset by increased expense in the Pet segment due primarily to our acquisition of TDBBS in November 2023.
Warehouse and administrative expense increased $5.0 million, or 5.1%, to $103.1 million for the three months ended March 30, 2024 from $98.1 million for the three months ended March 25, 2023. The increase in warehouse and administrative expense was due primarily to increased expense from the TDBBS acquisition in our Pet segment and the increased expense associated with the closure of a manufacturing facility in California and the consolidation of our Southeast distribution network in our Garden segment. Corporate expense decreased $0.5 million due primarily to lower equity compensation amounts due to reduced corporate headcount, partially offset by increased third-party expenses, primarily legal costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $15.4 million, or 19.7%, to $93.4 million for the three months ended March 30, 2024 from $78.0 million for the three months ended March 25, 2023. Our operating margin increased from 8.6% in the prior year quarter to 10.4% in the current year quarter. The increase in operating income was due to a $19.2 million increase in gross profit due to a 240 basis point increase in gross margin partially offset by reduced net sales and a $3.8 million increase in selling, general and administrative expense.
Pet operating income increased $7.4 million, or 13.4%, to $62.7 million for the three months ended March 30, 2024 from $55.3 million for the three months ended March 25, 2023. Pet operating income increased due to a $5.0 million increase in net sales and an improved gross margin, partially offset by increased selling, general and administrative expense.
Garden operating income increased $7.5 million to $57.1 million for the three months ended March 30, 2024 from $49.6 million for the three months ended March 25, 2023. Garden operating income increased due to an improved gross margin and a slight decrease in selling, general and administrative expense, partially offset by lower sales, due to our exit of the independent garden channel distribution business.
Corporate operating expense decreased $0.5 million, or 2.1%, to $26.3 million for the three months ended March 30, 2024 from $26.8 million for the three months ended March 25, 2023. Corporate expense decreased due primarily to lower equity compensation amounts due to forfeitures resulting from employee terminations, partially offset by increased third party expenses, primarily legal costs.
Net Interest Expense
Net interest expense for the three months ended March 30, 2024 decreased $3.2 million, or 21.9%, to $11.5 million from $14.7 million for the three months ended March 25, 2023. The decrease in net interest expense was due to increased interest income resulting from both higher rates of interest earned and a higher cash balance during the current quarter. Debt outstanding on March 30, 2024 was $1,189.3 million compared to $1,212.3 million at March 25, 2023.
Other Income (expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) decreased $0.8 million to $0.2 million of expense for the three months ended March 30, 2024 from $0.6 million of income for the three months ended March 25, 2023. The decrease in other income (expense)

was due primarily to foreign currency losses in the current year quarter and proceeds from the sale of a small investment in the prior year quarter.
Income Taxes
Our effective income tax rate was 23.4% for the quarter ended March 30, 2024 and 23.9% for the quarter ended March 25, 2023. The decrease in our effective income tax rate was due primarily to an increased tax benefit from stock compensation compared to the prior year quarter.
Net Income and Earnings Per Share
Net income in the second quarter of fiscal 2024 was $62.0 million, or $0.93 per diluted share, compared to $48.1 million, or $0.72 per diluted share, in the second quarter of fiscal 2023. The increase in net income and earnings per share was due to an $15.4 million increase in operating income and decreased net interest expense in the current year quarter. On a non-GAAP basis, net income in the second quarter of fiscal 2024 was $66.0 million, or $0.99 per diluted share.

Six Months Ended March 30, 2024
Compared with Six Months Ended March 25, 2023
Net Sales
Net sales for the six months ended March 30, 2024 decreased $2 million, or 0.1%, to $1,535 million from $1,537 million for the six months ended March 25, 2023. Organic net sales decreased $3 million, or 0.2%, as compared to the prior year six-month period. Our branded product sales increased $6 million, and sales of other manufacturers’ products decreased $8 million.
Pet net sales decreased $1.6 million, or 0.2%, to $889.4 for the six months ended March 30, 2024 from $891.0 million for the six months ended March 25, 2023. Pet organic sales, which exclude net sales from the acquisition of TDBBS in November 2023, declined $34.1 million, or 3.8%, as compared to the prior year six-month period. The decline in organic net sales was due primarily to lower sales of durable items impacting outdoor cushions and pet beds, post-covid category softness in pet bird and small animals and lower sales of wild bird feed. Pet branded sales decreased $3.5 million, and sales of other manufacturer's products increased $1.9 million.
Garden net sales decreased $0.5 million, or 0.1%, to $645.2 million for the six months ended March 30, 2024 from $645.7 million for the six months ended March 25, 2023. Garden organic net sales increased $31 million, or 5.0%. The increase in organic net sales was primarily in our branded controls business aided by strong retailer inventory load-in and grass seed and live plants, which benefited from improved weather versus the same period in the prior year. Garden branded sales increased $9.0 million, and sales of other manufacturers’ products decreased $9.5 million.
Gross Profit
Gross profit for the six months ended March 30, 2024 increased $26.4 million, or 6.1%, to $457.7 million from $431.3 million for the six months ended March 25, 2023. Gross margin improved 170 basis points to 29.8% for the six months ended March 30, 2024 from 28.1% for the six months ended March 25, 2023. Both Garden and Pet contributed to the increase in gross profit and gross margin as both Pet and Garden benefited from prior year projects under our Cost and Simplicity program. Pet gross profit and gross margin were positively impacted by our exit of the private-label pet bed business and closure of the associated manufacturing and distribution facility, and Garden was positively impacted by our exit from the independent garden center distribution business, both in the third quarter of fiscal 2023. Both segments’ gross profit and gross margin further benefited from moderating input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.0 million, or 0.8%, to $355.9 million for the six months ended March 30, 2024 from $352.9 million for the six months ended March 25, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% for the six months ended March 30, 2024 from 23.0% for the comparable prior year six-month period. The increase was primarily in the Pet Segment.
Selling and delivery expense decreased $6.8 million, or 4.3%, to $151.7 million for the six months ended March 30, 2024 from $158.5 million for the six months ended March 25, 2023. The reduction in expense was due primarily to our exit from the independent garden channel distribution business and lower marketing costs.
Warehouse and administrative expense increased $9.8 million, or 5.0%, to $204.2 million for the six months ended March 30, 2024 from $194.4 million for the six months ended March 25, 2023. The increase in warehouse and administration expense was due primarily to the expense incurred from our recent acquisition, TDBBS, in the Pet segment and the increased expense associated with the closure of a manufacturing facility and the consolidation of our southeast distribution network in our Garden segment. Corporate expense decreased $2.8 million due primarily to lower payroll related costs, including equity compensation, resulting from lower corporate executive headcount, partially offset by higher third-party expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $23.4 million, or 29.8%, to $101.9 million for the six months ended March 30, 2024 from $78.5 million for the six months ended March 25, 2023. Our operating margin increased to 6.6% for the six months ended March 30, 2024 from 5.1% for the six months ended March 25, 2023. Operating income increased due to a $26.4 million increase in gross profit and a 170 basis point improvement in gross margin, partially offset by a $2.0 million decrease in net sales and a $3.0 million increase in selling, general and administrative expense.
Pet operating income increased $11.2 million, or 11.9%, to $106.0 million for the six months ended March 30, 2024 from $94.8 million for the six months ended March 25, 2023. Pet operating income increased due to an increase in gross profit and gross margin, partially offset by an increase in selling, general and administrative expense and lower net sales.
Garden operating income increased $9.4 million to $48.2 million for the six months ended March 30, 2024 from $38.8 million for the six months ended March 25, 2023. Garden operating income increased due to an increase in gross profit and gross margin, partially offset by an increase in selling, general and administrative expense.
Corporate operating expense decreased $2.8 million to $52.4 million in the current six-month period from $55.2 million in the comparable fiscal 2023 period due primarily to lower payroll related costs, including equity compensation, resulting from lower corporate executive headcount, partially offset by higher third-party expenses.
Net Interest Expense
Net interest expense for the six months ended March 30, 2024, decreased $7.3 million, or 25.6%, to $21.2 million from $28.5 million for the six months ended March 25, 2023. The decrease in net interest expense was due to increased interest income resulting from both higher cash balances and higher rates of interest earned during the current six-month period.
Debt outstanding on March 30, 2024 was $1,189.3 million compared to $1,212.3 million as of March 25, 2023.
Other Income
Other income was $0.8 million for the six-month period ended March 30, 2024 compared to $2.3 million for the six-month period ended March 25, 2023. The decrease in other income was due primarily to lower foreign currency gains in the current six-month period, as compared to the prior year period.
Income Taxes
Our effective income tax rate was 22.4% for the six-month period ended March 30, 2024 compared to 23.8% for the six-month period ended March 25, 2023. The decrease in our effective income tax rate was due primarily to a larger tax benefit from stock compensation compared to the prior six-month period.
Net Income and Earnings Per Share
Our net income for the six months ended March 30, 2024 was $62.4 million, or $0.93 per diluted share, compared to $39.7 million, or $0.59 per diluted share, for the six months ended March 25, 2023.
On a non-GAAP basis, which excludes the impact of the closure of a manufacturing facility and the consolidation of our Southeast distribution network in the second quarter of fiscal 2024 and our exit of the independent garden channel distribution business in the third quarter of fiscal 2023, net income in the second quarter of fiscal 2024 was $66.4 million, or $0.99 per diluted share.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, non-GAAP operating income, adjusted EBITDA and organic net sales. Management uses these non-GAAP financial measures that exclude the impact of specific items (described below) in making financial, operating and planning decisions and in evaluating our performance. Also, Management believes that these non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While Management believes that non-GAAP measures are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
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

Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures: we have excluded the impact of the closure of our garden controls manufacturing facility in Chico, California and the Southeast consolidation of our distribution facilities as they represent infrequent transactions that occur in limited circumstances that impact the comparability between operating periods. We believe the adjustment of closure and network optimization costs supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.
(1)During the second quarter of fiscal 2024, we recognized incremental expense of $5.3 million in the consolidated statement of operations, from the closure of a manufacturing facility in Chico, California and the consolidation of our Southeast distribution network.

Net Income and Diluted Net Income Per Share Reconciliation		GAAP to Non-GAAP Reconciliation Three Months Ended		GAAP to Non-GAAP Reconciliation Six Months Ended
		March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$61,987	$48,115	$62,417	$39,682
Facility closures	(1)	5,270	—	5,270	—
Tax effect of facility closures		(1,233)	—	(1,233)	—
Non-GAAP net income attributable to Central Garden & Pet Company		$66,024	$48,115	$66,454	$39,682
GAAP diluted net income per share		$0.93	$0.72	$0.93	$0.59
Non-GAAP diluted net income per share		$0.99	$0.72	$0.99	$0.59
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		66,831	66,918	66,815	66,900

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	GAAP	Facility closures (1)	Non-GAAP	GAAP	Facility closures (1)	Non-GAAP
	(in thousands)
Net sales	$900,090	$—	$900,090	$1,534,623	$—	$1,534,623
Cost of goods sold and occupancy	621,210	2,527	618,683	1,076,898	2,527	1,074,371
Gross profit	$278,880	$(2,527)	$281,407	$457,725	$(2,527)	$460,252
Selling, general and administrative expenses	185,433	2,743	182,690	355,866	2,743	353,123
Income from operations	$93,447	$(5,270)	$98,717	$101,859	$(5,270)	$107,129

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation Three Months Ended		GAAP to Non-GAAP Reconciliation Six Months Ended
		March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
		(in thousands)
GAAP operating income		$57,066	$49,619	$48,180	$38,799
Facility closures	(1)	5,270	—	5,270	—
Non-GAAP operating income		$62,336	$49,619	$53,450	$38,799
GAAP operating margin		13.6%	11.4%	7.5%	6.0%
Non-GAAP operating margin		14.8%	11.4%	8.3%	6.0%

Pet Segment Operating Income Reconciliation

Organic Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q2 FY 24	$900.1	$19.3	$880.8	$1,534.6	$32.5	$1,502.1
Q2 FY 23	909.0	21.9	887.1	1,536.7	31.5	1,505.2
$ decrease	$(8.9)		$(6.3)	$(2.1)		$(3.1)
% decrease	(1.0)%		(0.7)%	(0.1)%		(0.2)%

Organic Pet Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q2 FY 24	$480.2	$19.3	$460.9	$889.4	$32.5	$856.9
Q2 FY 23	475.2	—	475.2	891.0	—	891.0
$ increase (decrease)	$5.0		$(14.3)	$(1.6)		$(34.1)
% increase (decrease)	1.1%		(3.0)%	(0.2)%		(3.8)%

Organic Garden Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q2 FY 24	$419.9	$—	$419.9	$645.2	—	$645.2
Q2 FY 23	433.8	21.9	411.9	645.7	31.5	614.2
$ increase (decrease)	$(13.9)		$8.0	$(0.5)		$31.0
% increase (decrease)	(3.2)%		1.9%	(0.1)%		5.0%

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended March 30, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$61,987
Interest expense, net		—	—	—	11,473
Other expense		—	—	—	171
Income tax expense		—	—	—	19,134
Net income attributable to noncontrolling interest		—	—	—	682
Income (loss) from operations		$62,659	$57,066	$(26,278)	$93,447
Depreciation & amortization		11,124	11,014	674	22,812
Noncash stock-based compensation		—	—	2,907	2,907
Facility closures	(1)	—	5,270	—	5,270
Adjusted EBITDA		$73,783	$73,350	$(22,697)	$124,436

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 25, 2023
	Pet	Garden	Corporate	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$48,115
Interest expense, net	—	—	—	14,690
Other income	—	—	—	(595)
Income tax expense	—	—	—	15,268
Net income attributable to noncontrolling interest	—	—	—	563
Income (loss) from operations	$55,255	$49,619	$(26,833)	$78,041
Depreciation & amortization	10,474	10,818	817	22,109
Noncash stock-based compensation	—	—	6,750	6,750
Adjusted EBITDA	$65,729	$60,437	$(19,266)	$106,900

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Six Months Ended March 30, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$62,417
Interest expense, net		—	—	—	21,180
Other income		—	—	—	(822)
Income tax expense		—	—	—	18,265
Net income attributable to noncontrolling interest		—	—	—	819
Income (loss) from operations		$106,047	$48,180	$(52,368)	$101,859
Depreciation & amortization		21,922	22,020	1,415	45,357
Noncash stock-based compensation		—	—	8,927	8,927
Facility closures	(1)	—	5,270	—	5,270
Adjusted EBITDA		$127,969	$75,470	$(42,026)	$161,413

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation
	Six Months Ended March 25, 2023
	Pet	Garden	Corporate	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$39,682
Interest expense, net	—	—	—	28,466
Other income	—	—	—	(2,294)
Income tax expense	—	—	—	12,446
Net income attributable to noncontrolling interest	—	—	—	147
Income (loss) from operations	$94,810	$38,799	$(55,162)	$78,447
Depreciation & amortization	20,586	21,660	1,555	43,801
Noncash stock-based compensation	—	—	13,327	13,327
Adjusted EBITDA	$115,396	$60,459	$(40,280)	$135,575
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
In fiscal 2022, we experienced notable inflationary pressure which continued in fiscal 2023, although at a reduced rate in the latter months of fiscal 2023. The rate of inflationary pressure for key commodities, labor and freight, has begun to moderate in calendar 2024.
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
Liquidity and Capital Resources
We finance our growth through a combination of cash generated from operations, bank borrowings, supplier credit, and sales of equity and debt securities.
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
Operating Activities
Net cash used by operating activities decreased by $2.8 million, from $97.1 million for the six months ended March 25, 2023, to $94.3 million for the six months ended March 30, 2024. The decrease in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended March 30, 2024, as compared to the prior year period, primarily decreased accrued expenses and accounts payable partially offset by increased accounts receivables.
Investing Activities
Net cash used in investing activities increased $49.5 million, from $30.8 million for the six months ended March 25, 2023 to $80.3 million during the six months ended March 30, 2024. The increase in cash used in investing activities was due primarily to acquisition activity partially offset by decreased capital expenditures in the current year.
Financing Activities
Net cash used by financing activities decreased $21.8 million, from $8.6 million of cash provided for the six months ended March 25, 2023, to $13.2 million of cash used for the six months ended March 30, 2024. The decrease in cash used by financing activities during the current year was due primarily to line of credit borrowings and repayments in the prior year six month period, partially offset by decreased open market purchases of our common stock during the current year as compared to the prior year. During the six months ended March 30, 2024, we repurchased approximately 0.1 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $1.4 million, or approximately $28.75 per share. During the six months ended March 25, 2023, we repurchased approximately 0.1 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $2.6 million, and approximately 0.3 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $9.1 million.
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million in fiscal 2024, of which we have invested approximately $19 million through March 30, 2024.
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
Total Debt
At March 30, 2024, our total debt outstanding was $1,189.3 million, as compared with $1,212.3 million at March 25, 2023.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 30, 2024.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 30, 2024.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 30, 2024.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $685 million as of March 30, 2024. The Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for swing Loan borrowings. As of March 30, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $1.2 million outstanding as of March 30, 2024.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 30, 2024, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of March 30, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of March 30, 2024, the interest rate applicable to Base Rate borrowings was 8.5%, and the interest rate applicable to one-month SOFR-based borrowings was 6.3%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of March 30, 2024.

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

Summarized Statements of Operations	Six Months Ended		Fiscal Year Ended
	March 30, 2024		September 30, 2023
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$346,620	$1,183,607	$768,207	$2,531,503
Gross profit	$80,188	$370,352	$166,370	$767,480
Income (loss) from operations	$(3,098)	$104,939	$(32,001)	$244,164
Equity in earnings of Guarantor subsidiaries	$90,098	$—	$191,793	$—
Net income (loss)	$(28,060)	$90,098	$(63,840)	$191,793

Summarized Balance Sheet Information	As of		As of
	March 30, 2024		September 30, 2023
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$526,385	$1,274,870	$661,660	$999,218
Intercompany receivable from Non-guarantor subsidiaries	75,123	—	69,404	—
Other assets	3,758,943	2,912,375	3,402,000	2,762,797
Total assets	$4,360,451	$4,187,245	$4,133,064	$3,762,015

Current liabilities	$173,903	$370,179	$155,793	$294,686
Intercompany payable from Non-guarantor subsidiaries	—	1,069	—	766
Long-term debt	1,188,712	242	1,187,771	186
Other liabilities	1,474,405	240,382	1,308,736	60,611
Total liabilities	$2,837,020	$611,872	$2,652,300	$356,249

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 30, 2024. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 30, 2024, in light of the material weaknesses identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 28, 2023, we identified deficiencies in the design and operating effectiveness of controls in our internal control over financial reporting as of September 30, 2023. Management determined these identified deficiencies represented material weaknesses related to (1) certain information technology general computer controls ("ITGC’s") at our Live Plant and Green Garden businesses and (2) controls related to an outsourced service provider that supports certain of the Company’s revenue processes for our Live Plant business. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGC’s and lack of controls around outsourced IT service provider data were also deemed ineffective. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses did not result in any identified misstatements to our consolidated financial statements or changes to previously disclosed financial results.
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
Management’s Plan to Remediate the Material Weaknesses
Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and include the following:
•Enhancing the design and control procedures of the Live Plant and Green Garden ITGC's to ensure that the control activities related to ITGCs are functioning appropriately;
•Improving the control environment in relation to personnel training and accountability of the Sarbanes-Oxley Act of 2002 ("SOX") control activities;
•Hiring additional personnel in the IT/SOX department with an appropriate level of knowledge and experience to ensure appropriate design and implementation of our processes and procedures; and
•Expanding controls to address the design and operation of internal controls related to the revenue processes for our Live Plants business.
In fiscal 2024 to-date, we have formalized our design and testing of controls for the Live Plant and Green Garden ITGC’s and the controls relating to the Live Plant revenue process to ensure we address the root causes of the material weaknesses. We are in the process of developing and delivering enhanced SOX compliance training to control owners. We have supplemented our IT/SOX staff and are implementing ITGC's to remediate the material weaknesses. Additionally, we have enhanced our communication by holding frequent meetings with key management personnel and periodically updating members of the Audit Committee regarding the SOX program and remediation efforts.
We are committed to maintaining a strong internal control environment and believe this remediation plan represents a significant improvement in our controls. However, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been in operation for a sufficient period of time for our management to conclude that the controls are effective.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the head start damage issue concluded in early March 2024 but no decision has been issued by the court. The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 30, 2024 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 31, 2023 - February 3, 2024	7,508	(3)	$33.16	—	$81,951,000	(4)
February 4, 2024 - March 2, 2024	99,225	(3)	$37.14	—	$81,951,000
March 3, 2024 - March 30, 2024	11,231	(3)	$36.43	—	$81,951,000
Total	117,964		$36.82	—	$81,951,000
(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of March 30, 2024, we had $82.0 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 0.3 million shares remaining under our Equity Dilution Authorization as of March 30, 2024.

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
During the quarter ended March 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 9, 2024

/s/ MARY BETH SPRINGER
Mary Beth Springer
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)