Form 10-Q
period 2024-06-29
CENTRAL GARDEN & PET CO
filed 2024-08-08
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2024	11,077,612
Class A Common Stock Outstanding as of July 31, 2024	54,743,741
Class B Stock Outstanding as of July 31, 2024	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 30, 2023, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•impact of inflation and interest rates, and other adverse macro-economic conditions;
•fluctuations in market prices for seeds and grains and other raw materials, including the impact of the recent significant decline in grass seed market prices on our inventory valuation;
•our inability to pass through cost increases in a timely manner;
•our ability to recruit and retain members of our management team and employees, including a Chief Executive Officer, to support our businesses;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 29, 2024	June 24, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$570,398	$333,139	$488,730
Restricted cash	13,980	13,542	14,143
Accounts receivable (less allowance for credit losses and customer allowances of $24,838, $29,245 and $25,797)	507,524	492,850	332,890
Inventories, net	784,775	865,496	838,188
Prepaid expenses and other	33,493	36,655	33,172
Total current assets	1,910,170	1,741,682	1,707,123
Plant, property and equipment, net	384,373	392,332	391,768
Goodwill	546,436	546,436	546,436
Other intangible assets, net	472,854	512,175	497,228
Operating lease right-of-use assets	188,506	172,379	173,540
Other assets	105,539	54,943	62,553
Total	$3,607,878	$3,419,947	$3,378,648
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191,041	$198,406	$190,902
Accrued expenses	276,751	247,517	216,241
Current lease liabilities	53,363	50,209	50,597
Current portion of long-term debt	290	255	247
Total current liabilities	521,445	496,387	457,987
Long-term debt	1,189,366	1,187,498	1,187,956
Long-term lease liabilities	151,038	132,419	135,621
Deferred income taxes and other long-term obligations	150,249	156,537	144,271
Equity:
Common stock, $0.01 par value: 11,077,612, 11,098,584 and 11,077,612 shares outstanding at June 29, 2024, June 24, 2023 and September 30, 2023	111	111	111
Class A common stock, $0.01 par value: 54,719,533, 54,408,159 and 54,472,902 shares outstanding at June 29, 2024, June 24, 2023 and September 30, 2023	547	544	544
Class B stock, $0.01 par value: 1,602,374 shares outstanding at June 29, 2024, June 24, 2023 and September 30, 2023	16	16	16
Additional paid-in capital	595,646	588,597	594,282
Retained earnings	1,000,527	858,217	859,370
Accumulated other comprehensive loss	(3,199)	(1,955)	(2,970)
Total Central Garden & Pet Company shareholders’ equity	1,593,648	1,445,530	1,451,353
Noncontrolling interest	2,132	1,576	1,460
Total equity	1,595,780	1,447,106	1,452,813
Total	$3,607,878	$3,419,947	$3,378,648
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Net sales	$996,348	$1,023,269	$2,530,971	$2,559,936
Cost of goods sold	679,290	705,217	1,756,188	1,810,547
Gross profit	317,058	318,052	774,783	749,389
Selling, general and administrative expenses	201,122	195,222	556,988	548,112
Operating income	115,936	122,830	217,795	201,277
Interest expense	(14,720)	(14,542)	(43,412)	(43,887)
Interest income	4,504	1,408	12,016	2,287
Other income	225	853	1,047	3,147
Income before income taxes and noncontrolling interest	105,945	110,549	187,446	162,824
Income tax expense	25,468	27,000	43,733	39,446
Income including noncontrolling interest	80,477	83,549	143,713	123,378
Net income attributable to noncontrolling interest	753	423	1,572	570
Net income attributable to Central Garden & Pet Company	$79,724	$83,126	$142,141	$122,808
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.21	$1.27	$2.17	$1.87
Diluted	$1.19	$1.25	$2.13	$1.84
Weighted average shares used in the computation of net income per share:
Basic	65,850	65,580	65,636	65,577
Diluted	66,945	66,725	66,848	66,832
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Income including noncontrolling interest	$80,477	$83,549	$143,713	$123,378
Other comprehensive income (loss):
Foreign currency translation	(374)	1,646	(229)	2,191
Total comprehensive income	80,103	85,195	143,484	125,569
Comprehensive income attributable to noncontrolling interest	753	423	1,572	570
Comprehensive income attributable to Central Garden & Pet Company	$79,350	$84,772	$141,912	$124,999
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 29, 2024	June 24, 2023
Cash flows from operating activities:
Net income	$143,713	$123,378
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	68,069	65,504
Amortization of deferred financing costs	2,013	2,023
Non-cash lease expense	39,183	38,180
Stock-based compensation	15,138	20,632
Deferred income taxes	3,622	9,125
Facility closures and business exit costs	16,385	13,923
Other operating activities	3,531	(450)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(169,867)	(115,358)
Inventories	58,705	69,610
Prepaid expenses and other assets	(383)	6,530
Accounts payable	(2,968)	(12,248)
Accrued expenses	51,213	44,221
Other long-term obligations	2,352	(55)
Operating lease liabilities	(38,902)	(37,449)
Net cash provided by operating activities	191,804	227,566
Cash flows from investing activities:
Additions to plant, property and equipment	(33,096)	(40,850)
Payments to acquire companies, net of cash acquired	(59,818)	—
Investments	(1,500)	(500)
Other investing activities	(175)	(100)
Net cash used in investing activities	(94,589)	(41,450)
Cash flows from financing activities:
Repayments of long-term debt	(289)	(223)
Borrowings under revolving line of credit	—	48,000
Repayments under revolving line of credit	—	(48,000)
Repurchase of common stock, including shares surrendered for tax withholding	(14,755)	(33,409)
Payment of contingent consideration liability	(63)	(33)
Distribution to noncontrolling interest	(900)	—
Net cash used by financing activities	(16,007)	(33,665)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	297	2,046
Net increase in cash, cash equivalents and restricted cash	81,505	154,497
Cash, cash equivalents and restricted cash at beginning of period	502,873	192,184
Cash, cash equivalents and restricted cash at end of period	$584,378	$346,681
Supplemental information:
Cash paid for interest	$48,853	$49,419
Cash paid for income taxes	$38,027	$5,363
New operating lease right of use assets	$56,849	$25,424
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 29, 2024
(Unaudited)
1.     Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 29, 2024 and June 24, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income for the three and nine months ended June 29, 2024 and June 24, 2023, and the condensed consolidated statements of cash flows for the nine months ended June 29, 2024 and June 24, 2023 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 29, 2024 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which has previously been filed with the Securities and Exchange Commission. The September 30, 2023 balance sheet presented herein was derived from the audited financial statements.
Stock Dividend
In December 2023, the Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock were distributed on February 8, 2024, to stockholders of record as of January 8, 2024.
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
Unless noted, all Class A Common Stock share and per share amounts contained in the condensed consolidated financial statements and management's discussion and analysis have been retroactively adjusted to reflect the one-for-four stock dividend. The legal form of the stock dividend was accounted for as a stock split as the Company concluded that shareholders were not receiving a distribution of earnings.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 29, 2024, June 24, 2023 and September 30, 2023, respectively.

	June 29, 2024	June 24, 2023	September 30, 2023
	(in thousands)
Cash and cash equivalents	$570,398	$333,139	$488,730
Restricted cash	13,980	13,542	14,143
Total cash, cash equivalents and restricted cash	$584,378	$346,681	$502,873
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

Sales Incentives and Other Promotional Programs
The Company routinely offers sales incentives and discounts through various regional and national programs to its customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains accruals at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the condensed consolidated balance sheets as part of accrued expenses, and the value of inventory associated with reserves for sales returns is included within prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
Recent Accounting Pronouncements
Recently Issued and Adopted Accounting Updates
There are no recently issued and adopted accounting pronouncements that are anticipated to have a material impact on the Company's condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. ASU No. 2023-09 is to be applied prospectively, with the option to apply the standard retrospectively, effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.

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
The Company’s financial instruments include cash and equivalents, short term investments consisting of money market accounts, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis consist of contingent consideration within Level 3 of the fair value hierarchy. Such amounts are not material for all periods presented.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 29, 2024 and June 24, 2023, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of June 29, 2024, June 24, 2023 and September 30, 2023 was $352.2 million, $326.0 million and $327.1 million, respectively, compared to a carrying value of $395.9 million, $395.3 million and $395.4 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of June 29, 2024, June 24, 2023 and September 30, 2023 was $445.7 million, $413.8 million and $417.0 million, respectively, compared to a carrying value of $495.0 million, $494.2 million and $494.4 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 29, 2024, June 24, 2023 and September 30, 2023 was $291.6 million, $280.7 million and $279.5 million, respectively, compared to a carrying value of $298.3 million, $297.9 million and $298.0 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.
3.    Acquisitions
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Approximately $40 million of the purchase price remains unallocated and is included in other assets on the condensed consolidated balance sheet as of June 29, 2024. The addition of TDBBS expands Central’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances Central’s eCommerce and direct-to-consumer capabilities.

4.     Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	June 29, 2024	June 24, 2023	September 30, 2023
	(in thousands)
Raw materials	$257,294	$286,869	$270,672
Work in progress	151,797	158,406	166,394
Finished goods	348,110	399,555	384,903
Supplies	27,574	20,666	16,219
Total inventories, net	$784,775	$865,496	$838,188

5.    Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the nine months ended June 29, 2024 and June 24, 2023.

6.    Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

		Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
June 29, 2024
Marketing-related intangible assets – amortizable		$22.1	$(22.0)	$—	$0.1
Marketing-related intangible assets – nonamortizable		252.5	—	(29.4)	223.1
Total		274.7	(22.0)	(29.4)	223.2
Customer-related intangible assets – amortizable		416.4	(168.4)	(10.3)	237.7
Other acquired intangible assets – amortizable	(1)	39.7	(33.4)	(0.3)	6.0
Other acquired intangible assets – nonamortizable	(1)	7.1	—	(1.2)	5.9
Total		46.8	(33.4)	(1.5)	11.9
Total other intangible assets, net		$737.9	$(223.8)	$(41.2)	$472.9
		Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
June 24, 2023
Marketing-related intangible assets – amortizable		$22.1	$(21.3)	$—	$0.8
Marketing-related intangible assets – nonamortizable		252.5	—	(26.0)	226.5
Total		274.6	(21.3)	(26.0)	227.3
Customer-related intangible assets – amortizable		416.4	(140.3)	(7.3)	268.8
Other acquired intangible assets – amortizable	(1)	39.7	(29.5)	—	10.2
Other acquired intangible assets – nonamortizable	(1)	7.1	—	(1.2)	5.9
Total		46.8	(29.5)	(1.2)	16.1
Total other intangible assets, net		$737.8	$(191.2)	$(34.5)	$512.2
		Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 30, 2023
Marketing-related intangible assets – amortizable		$22.1	$(21.5)	$—	$0.6
Marketing-related intangible assets – nonamortizable		252.5	—	(29.4)	223.1
Total		274.6	(21.5)	(29.4)	223.7
Customer-related intangible assets – amortizable		416.4	(147.4)	(10.3)	258.8
Other acquired intangible assets – amortizable	(1)	39.7	(30.5)	(0.3)	8.9
Other acquired intangible assets – nonamortizable	(1)	7.1	—	(1.2)	5.9
Total		46.8	(30.5)	(1.5)	14.8
Total other intangible assets, net		$737.8	$(199.4)	$(41.2)	$497.2
(1) Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the nine months ended June 29, 2024, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from two years to 25 years; over weighted average remaining lives of one year for marketing-related intangibles, 11 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $8.1 million and $8.4 million for the three months ended June 29, 2024 and June 24, 2023, respectively, and $24.4 million and $26.3 million for the nine months ended June 29, 2024 and June 24, 2023, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $29 million per year from fiscal 2024 through fiscal 2026 and $25 million per year from fiscal 2027 through fiscal 2028.
7.    Long-Term Debt
Long-term debt consists of the following:

	June 29, 2024	June 24, 2023	September 30, 2023
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(10,816)	(12,702)	(12,231)
Net carrying value	1,189,184	1,187,298	1,187,769
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	472	455	434
Total	1,189,656	1,187,753	1,188,203
Less current portion	(290)	(255)	(247)
Long-term portion	$1,189,366	$1,187,498	$1,187,956
Senior Notes
$400 million 4.125% Senior Notes due 2031
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The Company used a portion of the net proceeds from the offering to repay all outstanding borrowings under its Credit Facility, with the remainder used for general corporate purposes.
The Company incurred approximately $6.0 million of debt issuance costs in conjunction with this issuance, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2031 Notes.
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
The holders of the 2031 Notes have the right to require the Company to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of a change of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 29, 2024.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 29, 2024.
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
The Company may redeem some or all of the 2028 Notes, at its option, at any time during 2024 for 101.708%, on or after January 1, 2025 for 100.854%, and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require the Company to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 29, 2024.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $550 million as of June 29, 2024. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of June 29, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $1.1 million outstanding as of June 29, 2024.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist Bank prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 29, 2024, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of June 29, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of June 29, 2024, the interest rate applicable to Base Rate borrowings was 8.5%, and the interest rate applicable to one-month SOFR-based borrowings was 6.3%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of June 29, 2024.

8.    Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 29, 2024 and June 24, 2023.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 30, 2023	$111	$544	$16	$594,282	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
Comprehensive income	—	—	—	—	430	859	1,289	137	1,426
Amortization of share-based awards	—	—	—	4,169	—	—	4,169	—	4,169
Restricted share activity, including net share settlement	—	(1)	—	(1,918)	—	—	(1,919)	—	(1,919)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,583)	—	—	(1,581)	—	(1,581)
Repurchase of stock	—	—	—	(438)	(984)	—	(1,422)	—	(1,422)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(900)	(900)
Balance December 30, 2023	$111	$545	$16	$594,512	$858,816	$(2,111)	$1,451,889	$697	$1,452,586
Comprehensive income	—	—	—	—	61,987	(714)	61,273	682	61,955
Amortization of share-based awards	—	—	—	2,163	—	—	2,163	—	2,163
Restricted share activity, including net share settlement	—	1	—	(4,344)	—	—	(4,343)	—	(4,343)
Issuance of common stock, including net share settlement of stock options	—	1	—	(195)	—	—	(194)	—	(194)
Balance March 30, 2024	$111	$547	$16	$592,136	$920,803	$(2,825)	$1,510,788	$1,379	$1,512,167
Comprehensive income	—	—	—	—	79,724	(374)	79,350	753	80,103
Amortization of share-based awards	—	—	—	3,895	—	—	3,895	—	3,895
Restricted share activity, including net share settlement	—	(1)	—	(1,863)	—	—	(1,864)	—	(1,864)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,478	—	—	1,479	—	1,479
Balance June 29, 2024	$111	$547	$16	$595,646	$1,000,527	$(3,199)	$1,593,648	$2,132	$1,595,780

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 24, 2022	$113	$549	$16	$581,920	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Comprehensive income (loss)	—	—	—	—	(8,433)	782	(7,651)	(416)	(8,067)
Amortization of share-based awards	—	—	—	4,647	—	—	4,647	—	4,647
Restricted share activity, including net share settlement	—	—	—	(590)	—	—	(590)	—	(590)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,707	—	—	1,708	—	1,708
Repurchase of stock	—	(3)	—	(2,692)	(6,271)	—	(8,966)	—	(8,966)
Balance December 24, 2022	$113	$547	$16	$584,992	$740,549	$(3,363)	$1,322,854	$590	$1,323,444
Comprehensive income (loss)	—	—	—	—	48,115	(238)	47,877	563	48,440
Amortization of share-based awards	—	—	—	5,015	—	—	5,015	—	5,015
Restricted share activity, including net share settlement	—	1	—	(3,115)	—	—	(3,114)	—	(3,114)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,158	—	—	1,159	—	1,159
Repurchase of stock	(1)	(1)	—	(807)	(1,888)	—	(2,697)	—	(2,697)
Balance March 25, 2023	$112	$548	$16	$587,243	$786,776	$(3,601)	$1,371,094	$1,153	$1,372,247
Comprehensive income	—	—	—	—	83,126	1,646	84,772	423	85,195
Amortization of share-based awards	—	—	—	5,017	—	—	5,017	—	5,017
Restricted share activity, including net share settlement	—	(2)	—	(887)	—	—	(889)	—	(889)
Issuance of common stock, including net share settlement of stock options	—	1	—	2,225	—	—	2,226	—	2,226
Repurchase of stock	(1)	(3)	—	(5,001)	(11,685)	—	(16,690)	—	(16,690)
Balance June 24, 2023	$111	$544	$16	$588,597	$858,217	$(1,955)	$1,445,530	$1,576	$1,447,106
9.    Stock-Based Compensation
The Company recognized share-based compensation expense of $15.1 million and $20.6 million for the nine months ended June 29, 2024 and June 24, 2023, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 29, 2024 and June 24, 2023 was $3.6 million and $4.9 million, respectively.

10.    Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended			Nine Months Ended
	June 29, 2024			June 29, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$79,724	65,850	$1.21	$142,141	65,636	$2.17
Effect of dilutive securities:
Options to purchase common stock	—	197	—	—	265	(0.01)
Restricted shares	—	698	(0.01)	—	774	(0.03)
Performance stock units	—	200	(0.01)	—	173	—
Diluted EPS:
Net income available to common shareholders	$79,724	66,945	$1.19	$142,141	66,848	$2.13

	Three Months Ended			Nine Months Ended
	June 24, 2023			June 24, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$83,126	65,580	$1.27	$122,808	65,577	$1.87
Effect of dilutive securities:
Options to purchase common stock	—	309	(0.01)	—	348	(0.01)
Restricted shares	—	680	(0.01)	—	795	(0.02)
Performance stock units	—	156	—		112	$—
Diluted EPS:
Net income available to common shareholders	$83,126	66,725	$1.25	$122,808	66,832	$1.84
Options to purchase 0.9 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at June 29, 2024, and options to purchase 2.0 million shares of Class A common stock at prices ranging from $21.37 to $51.37 per share were outstanding at June 24, 2023.
For the three months ended June 29, 2024 and June 24, 2023, approximately 0.2 million and 0.8 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.
For the nine months ended June 29, 2024 and June 24, 2023, approximately 0.3 million and 0.6 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	(in thousands)
Net sales:
Pet segment	$508,002	$503,329	$1,397,454	$1,394,352
Garden segment	488,346	519,940	$1,133,517	1,165,584
Total net sales	$996,348	$1,023,269	$2,530,971	$2,559,936
Operating income (loss)
Pet segment	83,068	59,969	189,115	154,779
Garden segment	62,519	88,088	110,699	126,887
Corporate	(29,651)	(25,227)	(82,019)	(80,389)
Total operating income	115,936	122,830	217,795	201,277
Interest expense - net	(10,216)	(13,134)	(31,396)	(41,600)
Other income	225	853	1,047	3,147
Income tax expense	25,468	27,000	43,733	39,446
Income including noncontrolling interest	80,477	83,549	143,713	123,378
Net income attributable to noncontrolling interest	753	423	1,572	570
Net income attributable to Central Garden & Pet Company	$79,724	$83,126	$142,141	$122,808
Depreciation and amortization:
Pet segment	$10,979	$10,060	$32,901	$30,647
Garden segment	11,008	10,823	33,028	32,483
Corporate	725	818	2,140	2,374
Total depreciation and amortization	$22,712	$21,701	$68,069	$65,504

	June 29, 2024	June 24, 2023	September 30, 2023
	(in thousands)
Assets:
Pet segment	$994,546	$1,009,606	$944,359
Garden segment	1,412,015	1,473,774	1,349,426
Corporate	1,201,317	936,567	1,084,863
Total assets	$3,607,878	$3,419,947	$3,378,648
Goodwill (included in corporate assets above):
Pet segment	$277,067	$277,067	$277,067
Garden segment	269,369	269,369	269,369
Total goodwill	$546,436	$546,436	$546,436

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$194.8	$—	$194.8	$496.8	$—	$496.8
Dog and cat products	152.3	—	152.3	450.0	—	450.0
Other manufacturers' products	103.5	99.5	203.0	311.8	231.8	543.6
Wild bird products	57.4	73.9	131.3	138.9	190.5	329.4
Other garden supplies	—	314.9	314.9	—	711.2	711.2
Total	$508.0	$488.3	$996.3	$1,397.5	$1,133.5	$2,531.0

	Three Months Ended June 24, 2023			Nine Months Ended June 24, 2023
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$208.9	$—	$208.9	$542.6	$—	$542.6
Dog and cat products	136.0	—	136.0	396.9	—	396.9
Other manufacturers' products	100.3	107.9	208.2	306.7	249.7	556.4
Wild bird products	58.1	81.5	139.6	148.2	222.6	370.8
Other garden supplies	—	330.5	330.5	—	693.3	693.3
Total	$503.3	$519.9	$1,023.3	$1,394.4	$1,165.6	$2,559.9

12.    Contingencies
The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes could have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the head start damages issue concluded in early March 2024, but no decision has been issued by the court. The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
Recent Developments
Fiscal 2024 Third Quarter Financial Performance:
•Net sales decreased $27.0 million, or 2.6%, from the prior year quarter to $996 million. Organic net sales decreased 2.9% with Pet organic sales decreasing 2.2% and Garden organic sales decreasing 3.7%.
•Gross profit decreased $1.0 million from the prior year quarter, and gross margin increased 70 basis points to 31.8%.

•Selling, general and administrative expense increased $5.9 million from the prior year quarter to $201.1 million and as a percentage of net sales increased 110 basis points to 20.2%.
•Operating income declined $6.9 million from the prior year quarter to $115.9 million. On a non-GAAP basis, operating income declined $9.7 million from the prior year quarter.
•Net Income in the third quarter of fiscal 2024 was $79.7 million, or $1.19 per diluted share, compared to $83.1 million, or $1.25 per diluted share, in the third quarter of fiscal 2023. On a non-GAAP basis, net income was $88.2 million, or $1.32 per diluted share, in the third quarter of fiscal 2024.
Facility Closures and business exit
During the third quarter of fiscal year 2024, as part of our Cost and Simplicity program and in response to changing market conditions, we decided to exit the pottery business which we expect to be completed by fiscal year-end 2025. Additionally, we closed a live goods distribution facility in Delaware and are relocating our grass seed research facility. These activities reflect our ongoing network optimization initiative to achieve a simpler, more efficient manufacturing and distribution network. As a result, we incurred approximately $11.1 million of one-time costs, including $8.6 million in cost of goods sold and $2.5 million in selling, general and administrative costs, comprised of charges for the impairment of inventory and facility closures, the majority of which were non-cash.
During the second quarter of fiscal year 2024, as part of our Cost and Simplicity program we decided to close a manufacturing facility in Chico, California. Additionally, in the second quarter, we began the Southeast consolidation of four distribution locations into one new modern facility, which we expect to be completed by year-end. As a result, we incurred approximately $5.3 million of one-time costs, including $2.5 million in cost of goods sold and $2.8 million in selling, general and administrative costs, comprised of charges for facility closures, severance, and impairment of inventory, the majority of which were non-cash.
Anticipated Inventory Write-Down in Fourth Quarter
In August 2024, given the recent significant decrease in market prices for grass seed, we determined it will be necessary to write down the value of our grass seed inventory. We currently anticipate a charge in the range of $15-20 million in our fourth quarter of fiscal 2024.
Stock Dividend
In December 2023, our Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock were distributed on February 8, 2024, to stockholders of record as of January 8, 2024. The Company believes the stock dividend will increase liquidity, which should benefit stockholders and provide the Company with more flexibility to pursue its growth objectives.
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
Unless noted, all Class A Common share and per share amounts contained in the condensed consolidated financial statements and this management's discussion and analysis have been retroactively adjusted to reflect the one-for-four stock dividend.
Results of Operations
Three Months Ended June 29, 2024
Compared with Three Months Ended June 24, 2023
Net Sales
Net sales for the three months ended June 29, 2024 decreased $27.0 million, or 2.6%, to $996.3 million from $1,023.3 million for the three months ended June 24, 2023. Organic net sales, which excludes the impact of our acquisition of TDBBS in November 2023 and the sale of our independent garden channel distribution business in July 2023, decreased 2.9%. Our branded product sales decreased $21.8 million, and sales of other manufacturers’ products decreased $5.2 million.

Pet net sales increased $4.7 million, or 0.9%, to $508.0 million for the three months ended June 29, 2024 from $503.3 million for the three months ended June 24, 2023. Pet organic net sales, which excludes the impact of our acquisition of TDBBS in November 2023, declined 2.2%. The decline in Pet organic net sales was due primarily to lower demand for durable pet products, particularly in our outdoor cushion and pet bed businesses, partially offset by increased sales in consumable pet products, especially in our dog and cat treats and toys and professional businesses. Pet branded product sales increased $1.4 million, and sales of other manufacturers' products increased $3.3 million.
Garden net sales decreased $31.7 million, or 6.1%, to $488.3 million for the three months ended June 29, 2024 from $520.0 million for the three months ended June 24, 2023. Garden organic net sales, which excludes the impact of the sale of our independent garden channel distribution business in July 2023, decreased 3.7%. The decrease in Garden organic net sales was due primarily to decreased sales in our live plant business, partially offset by increased sales of grass seed. Garden branded product sales decreased $23.2 million, and sales of other manufacturers' products decreased $8.5 million.
Gross Profit
Gross profit for the three months ended June 29, 2024 decreased $1.0 million, or 0.3%, to $317.1 million from $318.1 million for the three months ended June 24, 2023. Gross margin increased 70 basis points to 31.8% for the three months ended June 29, 2024 from 31.1% for the three months ended June 24, 2023. The gross margin improvement was driven by the benefits from the prior year initiatives under our Cost and Simplicity program and moderating inflation.
An increase in gross margin in the Pet segment was partially offset by a decrease in the Garden segment. Both Pet and Garden benefited from prior year projects under our Cost and Simplicity program and moderating inflation. Pet was positively impacted by our exit of the private-label pet bed business and closure of the associated manufacturing and distribution facility in the third quarter of fiscal 2023. The Garden gross margin was negatively impacted by the lower sell through of live plants which was only partially offset by the positive impact of moderating inflation.
On a non-GAAP basis, which excludes the impact of the charges for the facility closures in the current and prior year periods and the charges in the current year related to our decision to exit the pottery business, gross profit for the three months ended June 29, 2024 decreased $0.4 million, or 0.1%, to $325.7 million from $326.1 million for the three months ended June 24, 2023. Non-GAAP gross margin increased 80 basis points to 32.7% for the three months ended June 29, 2024 from 31.9% for the three months ended June 24, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.9 million, or 3.0%, to $201.1 million for the three months ended June 29, 2024. As a percentage of net sales, selling, general and administrative expenses increased to 20.2% for the three months ended June 29, 2024, compared to 19.1% in the comparable prior year quarter. Increased expense at corporate and in the Pet segment was partially offset by a small decrease in expense in the Garden segment.
Selling and delivery expense increased $4.6 million to $96.9 million for the three months ended June 29, 2024 as compared to $92.3 million in the prior year quarter. The increased expense was in the Pet segment due primarily to our acquisition of TDBBS in November 2023.
Warehouse and administrative expense increased $1.3 million, or 1.2%, to $104.2 million for the three months ended June 29, 2024 from $102.9 million for the three months ended June 24, 2023. The increase in warehouse and administrative expense was due primarily to an increase in corporate expense partially offset by a decrease in the Pet segment. Corporate expense increased $4.5 million due primarily to increased third-party expenses, primarily legal costs, and increased salary and variable compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $6.9 million, or 5.6%, to $115.9 million for the three months ended June 29, 2024 from $122.8 million for the three months ended June 24, 2023. Our operating margin decreased from 12.0% in the prior year quarter to 11.6% in the current year quarter. The decrease in operating income was due to reduced net sales and a $5.9 million increase in selling, general and administrative expense partially offset by a 70 basis point increase in gross margin.
Pet operating income increased $23.1 million, or 38.5%, to $83.1 million for the three months ended June 29, 2024 from $60.0 million for the three months ended June 24, 2023. Pet operating income increased due to a $4.7 million increase in net sales and an improved gross margin, partially offset by increased selling, general and administrative expense.
Garden operating income decreased $25.6 million to $62.5 million for the three months ended June 29, 2024 from $88.1 million for the three months ended June 24, 2023. Garden operating income decreased due to lower sales and a decrease in gross margin partially offset by lower selling, general and administrative expense.

Corporate operating expense increased $4.5 million, or 17.5%, to $29.7 million for the three months ended June 29, 2024 from $25.2 million for the three months ended June 24, 2023. Corporate expense increased due primarily to increased third-party expenses, primarily legal costs, and increased salary and variable compensation expense.
Net Interest Expense
Net interest expense for the three months ended June 29, 2024 decreased $2.9 million, or 22.2%, to $10.2 million from $13.1 million for the three months ended June 24, 2023. The decrease in net interest expense was due to increased interest income resulting from both higher rates of interest earned and a higher cash balance during the current quarter. Debt outstanding on June 29, 2024 was $1,189.7 million compared to $1,187.8 million at June 24, 2023.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income decreased $0.6 million to $0.2 million of income for the three months ended June 29, 2024 from $0.8 million of income for the three months ended June 24, 2023. The decrease in other income was due primarily to foreign currency losses in the current year quarter as compared to foreign currency gains.
Income Taxes
Our effective income tax rate was 24.0% for the quarter ended June 29, 2024 and 24.4% for the three months ended June 24, 2023. The decrease in our effective income tax rate was due primarily to an increased tax benefit from stock compensation compared to the prior year quarter.
Net Income and Earnings Per Share
Net income in the third quarter of fiscal 2024 was $79.7 million, or $1.19 per diluted share, compared to $83.1 million, or $1.25 per diluted share, in the third quarter of fiscal 2023. The decrease in net income and earnings per share was due to $6.9 million decrease in operating income partially offset by decreased net interest expense in the current year quarter. On a non-GAAP basis, net income in the third quarter of fiscal 2024 was $88.2 million, or $1.32 per diluted share, compared to $93.7 million, or $1.40 per diluted share, in the third quarter of fiscal 2023.
Nine Months Ended June 29, 2024
Compared with Nine Months Ended June 24, 2023
Net Sales
Net sales for the nine months ended June 29, 2024 decreased $29 million, or 1.1%, to $2,531 million from $2,560 million for the nine months ended June 24, 2023. Organic net sales decreased $33 million, or 1.3%, as compared to the prior year nine-month period. Our branded product sales decreased $16 million, and sales of other manufacturers’ products decreased $13 million.
Pet net sales increased $3 million, or 0.2%, to $1,397 million for the nine months ended June 29, 2024 from $1,394 million for the nine months ended June 24, 2023. Pet organic sales, which exclude net sales from the acquisition of TDBBS in November 2023, declined $45 million, or 3.2%, as compared to the prior year nine-month period. The decline in organic net sales was due primarily to lower sales of durable items impacting outdoor cushions, pet beds and aquatics. Pet branded sales decreased $2 million, and sales of other manufacturer's products increased $5 million.
Garden net sales decreased $32 million, or 2.8%, to $1,134 million for the nine months ended June 29, 2024 from $1,166 million for the nine months ended June 24, 2023. Garden organic net sales increased $12 million, or 1.1%. The increase in organic net sales was primarily in our branded controls business and in grass seed, partially offset by lower sales in wild bird feed. Garden branded sales decreased $14 million, and sales of other manufacturers’ products decreased $18 million.
Gross Profit
Gross profit for the nine months ended June 29, 2024 increased $25.4 million, or 3.4%, to $774.8 million from $749.4 million for the nine months ended June 24, 2023. Gross margin improved 130 basis points to 30.6% for the nine months ended June 29, 2024 from 29.3% for the nine months ended June 24, 2023. An increase in gross profit and gross margin in Pet was partially offset by declines in Garden.

Pet was positively impacted by our exit of the private-label pet bed business and closure of the associated manufacturing and distribution facility in the prior year, other smaller productivity initiatives and moderating inflation. Garden was negatively impacted by lower sales of live goods and by two fiscal 2024 initiatives under our Cost and Simplicity program, the closure of a manufacturing facility in the second quarter and our decision to exit the pottery business in the third quarter.

On a non-GAAP basis, which excludes the impact of the charges for the facility closures in the current and prior year and the charges related to our decision to exit the pottery business in the current year, gross profit for the nine months ended June 29, 2024 increased $28.5 million, or 3.8%, to $785.9 million from $757.4 million for the nine months ended June 24, 2023. Non-GAAP gross margin increased 150 basis points to 31.1% for the nine months ended June 29, 2024 from 29.6% for the nine months ended June 24, 2023. Both Pet and Garden contributed to the increase in gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.9 million, or 1.6%, to $557.0 million for the nine months ended June 29, 2024 from $548.1 million for the nine months ended June 24, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 22.0% for the nine months ended June 29, 2024 from 21.4% for the comparable prior year nine-month period. The increase was primarily in the Pet segment although both corporate and Garden contributed to a lesser extent.
Selling and delivery expense decreased $2.2 million, or 0.9%, to $248.6 million for the nine months ended June 29, 2024 from $250.8 million for the nine months ended June 24, 2023. The reduction in expense was due primarily to lower delivery expense due to our exit from the independent garden channel distribution business and lower marketing costs partially offset by an increase from our recent acquisition of TDBBS in the Pet segment.
Warehouse and administrative expense increased $11.1 million, or 3.7%, to $308.4 million for the nine months ended June 29, 2024 from $297.3 million for the nine months ended June 24, 2023. The increase in warehouse and administration expense was due primarily to the expense incurred from our recent acquisition, TDBBS, in the Pet segment and the increased expense associated with the closure of manufacturing and distribution facilities and our decision to exit the pottery business in our Garden segment. Corporate expense increased $1.6 million due primarily to increased third-party expenses, primarily legal costs, partially offset by lower equity compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $16.5 million, or 8.2%, to $217.8 million for the nine months ended June 29, 2024 from $201.3 million for the nine months ended June 24, 2023. Our operating margin increased to 8.6% for the nine months ended June 29, 2024 from 7.9% for the nine months ended June 24, 2023. Operating income increased due to a $25.4 million increase in gross profit and a 130 basis point improvement in gross margin, partially offset by a $29.0 million decrease in net sales and an $8.9 million increase in selling, general and administrative expense.
Pet operating income increased $34.3 million, or 22.2%, to $189.1 million for the nine months ended June 29, 2024 from $154.8 million for the nine months ended June 24, 2023. Pet operating income increased due to an increase in net sales and an increase in gross profit and gross margin, partially offset by an increase in selling, general and administrative expense.
Garden operating income decreased $16.2 million to $110.7 million for the nine months ended June 29, 2024 from $126.9 million for the nine months ended June 24, 2023. Garden operating income decreased due to a decrease in net sales and gross profit and a minor increase in selling, general and administrative expense.
Corporate operating expense increased $1.6 million to $82.0 million in the current nine-month period from $80.4 million in the comparable fiscal 2023 period due primarily to increased third-party expenses, primarily legal costs, partially offset by lower equity compensation expense.
Net Interest Expense
Net interest expense for the nine months ended June 29, 2024 decreased $10.2 million, or 24.5%, to $31.4 million from $41.6 million for the nine months ended June 24, 2023. The decrease in net interest expense was due to increased interest income resulting from both higher cash balances and higher rates of interest earned during the current nine-month period. Debt outstanding as of June 29, 2024 was $1,189.7 million compared to $1,187.8 million as of June 24, 2023.

Other Income
Other income was $1.0 million for the nine-month period ended June 29, 2024 compared to $3.1 million for the nine-month period ended June 24, 2023. The decrease in other income was due primarily to lower foreign currency gains in the current nine-month period, as compared to the prior year period.
Income Taxes
Our effective income tax rate was 23.3% for the nine-month period ended June 29, 2024 compared to 24.2% for the nine-month period ended June 24, 2023. The decrease in our effective income tax rate was due primarily to a larger tax benefit from stock compensation compared to the prior nine-month period.
Net Income and Earnings Per Share
Our net income for the nine months ended June 29, 2024 was $142.1 million, or $2.13 per diluted share, compared to $122.8 million, or $1.84 per diluted share, for the nine months ended June 24, 2023.
On a non-GAAP basis, net income for the nine-month period ended June 29, 2024 was $154.7 million or $2.31 per diluted share, compared to $133.4 million, or $2.00 per diluted share, for the nine month period ended June 24, 2023.
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

Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures and business exit: we have excluded the charges related to our decision to exit the pottery business and the closure of distribution and manufacturing facilities as they represent infrequent transactions that impact the comparability between operating periods. They exclude the impact of the expenditures related to the Cost and Simplicity program we have embarked on to improve our future operations. We believe these exclusions supplement the GAAP information with a measure that may be useful to investors in assessing the sustainability of our operating performance.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful supplemental information to investors and management.
1.During the third quarter of fiscal 2024, we recognized incremental expense of $11.1 million in the consolidated statement of operations, from the decision to exit the pottery business, the closure of a live goods distribution facility in Delaware and the relocation of our grass seed research facility.

2.During the second quarter of fiscal 2024, we recognized incremental expense of $5.3 million in the consolidated statement of operations, from the closure of a manufacturing facility in Chico, California and the consolidation of our Southeast distribution network.
3.During the third quarter of fiscal 2023, we recognized incremental expense of $13.9 million in the consolidated statement of operations, from the closure of a leased manufacturing and distribution pet bedding facility in Athens, Texas.

Net Income and Diluted Net Income Per Share Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended				Nine Months Ended
		June 29, 2024		June 24, 2023		June 29, 2024		June 24, 2023
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$79,724		$83,126		$142,141		$122,808
Facility closures & business exit	(1)	11,115	(3)	13,921	(1) (2)	16,385	(3)	13,921
Tax effect of facility closures & business exit		(2,590)		(3,373)		(3,823)		(3,373)
Non-GAAP net income attributable to Central Garden & Pet Company		$88,249		$93,674		$154,703		$133,356
GAAP diluted net income per share		$1.19		$1.25		$2.13		$1.84
Non-GAAP diluted net income per share		$1.32		$1.40		$2.31		$2.00
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		66,945		66,725		66,848		66,832

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	GAAP	Facility Closure & Business Exit (1)(2)	Non-GAAP	GAAP	Facility Closure & Business Exit (1)(2)	Non-GAAP
	(in thousands)
Net sales	$996,348	$—	$996,348	$2,530,971	$—	$2,530,971
Cost of goods sold and occupancy	679,290	8,613	670,677	1,756,188	11,140	1,745,048
Gross profit	$317,058	$(8,613)	$325,671	$774,783	$(11,140)	$785,923
Selling, general and administrative expenses	201,122	2,502	198,620	556,988	5,245	551,743
Income from operations	$115,936	$(11,115)	$127,051	$217,795	$(16,385)	$234,180

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 24, 2023			Nine Months Ended June 24, 2023
	GAAP	Facility closure (3)	Non-GAAP	GAAP	Facility closure (3)	Non-GAAP
	(in thousands)
Net sales	$1,023,269	$—	$1,023,269	$2,559,936	$—	$2,559,936
Cost of goods sold and occupancy	705,217	8,010	697,207	1,810,547	8,010	1,802,537
Gross profit	$318,052	$(8,010)	$326,062	$749,389	$(8,010)	$757,399
Selling, general and administrative expenses	195,222	5,911	189,311	548,112	5,911	542,201
Income from operations	$122,830	$(13,921)	$136,751	$201,277	$(13,921)	$215,198

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Nine Months Ended
		June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
		(in thousands)
GAAP operating income		$83,068	$59,969	$189,115	$154,779
Facility closure	(3)	—	13,921	—	13,921
Non-GAAP operating income		$83,068	$73,890	$189,115	$168,700
GAAP operating margin		16.4%	11.9%	13.5%	11.1%
Non-GAAP operating margin		16.4%	14.7%	13.5%	12.1%

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended			Nine Months Ended
		June 29, 2024	June 24, 2023		June 29, 2024	June 24, 2023
		(in thousands)
GAAP operating income		$62,519	$88,088		$110,699	$126,887
Facility closure & business exit	(1)	11,115	—	(1) (2)	16,385	—
Non-GAAP operating income		$73,634	$88,088		$127,084	$126,887
GAAP operating margin		12.8%	16.9%		9.8%	10.9%
Non-GAAP operating margin		15.1%	16.9%		11.2%	10.9%

Pet Segment Operating Income Reconciliation

Organic Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q3 FY 24	$996.3	$15.8	$980.5	$2,531.0	$48.4	$2,482.6
Q3 FY 23	1,023.3	13.0	1,010.3	2,559.9	44.4	2,515.5
$ decrease	$(27.0)		$(29.8)	$(28.9)		$(32.9)
% decrease	(2.6)%		(2.9)%	(1.1)%		(1.3)%

Organic Pet Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q3 FY 24	$508.0	$15.8	$492.2	$1,397.5	$48.4	$1,349.1
Q3 FY 23	503.3	—	503.3	1,394.3	—	1,394.3
$ increase (decrease)	$4.7		$(11.1)	$3.2		$(45.2)
% increase (decrease)	0.9%		(2.2)%	0.2%		(3.2)%

Organic Garden Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q3 FY 24	$488.3	$—	$488.3	$1,133.5	—	$1,133.5
Q3 FY 23	520.0	13.0	507.0	1,165.6	44.4	1,121.2
$ increase (decrease)	$(31.7)		$(18.7)	$(32.1)		$12.3
% increase (decrease)	(6.1)%		(3.7)%	(2.8)%		1.1%

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended June 29, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$79,724
Interest expense, net		—	—	—	10,216
Other income		—	—	—	(225)
Income tax expense		—	—	—	25,468
Net income attributable to noncontrolling interest		—	—	—	753
Income (loss) from operations		$83,068	$62,519	$(29,651)	$115,936
Depreciation & amortization		10,979	11,008	725	22,712
Noncash stock-based compensation		—	—	6,211	6,211
Facility closures & business exit	(1)	—	11,115	—	11,115
Adjusted EBITDA		$94,047	$84,642	$(22,715)	$155,974

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended June 24, 2023
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$83,126
Interest expense, net		—	—	—	13,134
Other income		—	—	—	(853)
Income tax expense		—	—	—	27,000
Net income attributable to noncontrolling interest		—	—	—	423
Income (loss) from operations		$59,969	$88,088	$(25,227)	$122,830
Depreciation & amortization		10,060	10,823	818	21,701
Noncash stock-based compensation		—	—	7,305	7,305
Facility closure	(3)	13,921	—	—	13,921
Adjusted EBITDA		$83,950	$98,911	$(17,104)	$165,757

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Nine Months Ended June 29, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$142,141
Interest expense, net		—	—	—	31,396
Other income		—	—	—	(1,047)
Income tax expense		—	—	—	43,733
Net income attributable to noncontrolling interest		—	—	—	1,572
Income (loss) from operations		$189,115	$110,699	$(82,019)	$217,795
Depreciation & amortization		32,901	33,028	2,140	68,069
Noncash stock-based compensation		—	—	15,138	15,138
Facility closures & business exit	(1) (2)	—	16,385	—	16,385
Adjusted EBITDA		$222,016	$160,112	$(64,741)	$317,387

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Nine Months Ended June 24, 2023
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$122,808
Interest expense, net		—	—	—	41,600
Other income		—	—	—	(3,147)
Income tax expense		—	—	—	39,446
Net income attributable to noncontrolling interest		—	—	—	570
Income (loss) from operations		$154,779	$126,887	$(80,389)	$201,277
Depreciation & amortization		30,647	32,483	2,374	65,504
Noncash stock-based compensation		—	—	20,632	20,632
Facility closure	(3)	13,921	—	—	13,921
Adjusted EBITDA		$199,347	$159,370	$(57,383)	$301,334

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
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2023, approximately 67% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset any operating loss incurred during the first fiscal quarter of the year.
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
Operating Activities
Net cash provided by operating activities decreased by $35.8 million, from $227.6 million for the nine months ended June 24, 2023, to $191.8 million for the nine months ended June 29, 2024. The decrease in cash provided by operating activities was due primarily to changes in our working capital accounts for the nine-month period ended June 29, 2024, as compared to the prior year period, primarily decreased inventory and accounts receivables.
Investing Activities
Net cash used in investing activities increased $53.1 million, from $41.5 million for the nine months ended June 24, 2023 to $94.6 million during the nine months ended June 29, 2024. The increase in cash used in investing activities was due primarily to acquisition activity partially offset by decreased capital expenditures in the current year.

Financing Activities
Net cash used by financing activities decreased $17.7 million, from $33.7 million for the nine months ended June 24, 2023, to $16.0 million for the nine months ended June 29, 2024. The decrease in cash used by financing activities during the current year was due primarily to decreased open market purchases of our common stock during the current year as compared to the prior year. During the nine months ended June 29, 2024, we repurchased approximately 0.1 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $1.4 million, or approximately $28.75 per share. During the nine months ended June 24, 2023, we repurchased approximately 0.3 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $7.7 million, and approximately 0.7 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $20.6 million.
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $60 million in fiscal 2024, of which we have invested approximately $33 million through June 29, 2024.
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
Total Debt
At June 29, 2024, our total debt outstanding was $1,189.7 million, as compared with $1,187.8 million at June 24, 2023.
Senior Notes
$400 million 4.125% Senior Notes due 2031
In April 2021, we issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). We used a portion of the net proceeds from the offering to repay all outstanding borrowings under our Credit Facility, with the remainder used for general corporate purposes.
We incurred approximately $6.0 million of debt issuance costs in conjunction with this issuance, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2031 Notes.
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
The holders of the 2031 Notes have the right to require us to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of a change of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 29, 2024.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 29, 2024.
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
We may redeem some or all of the 2028 Notes at our option, at any time during 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 29, 2024.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $550 million as of June 29, 2024. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of June 29, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $1.1 million outstanding as of June 29, 2024.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime Bank rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 29, 2024, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of June 29, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of

June 29, 2024, the interest rate applicable to Base Rate borrowings was 8.5%, and the interest rate applicable to one-month SOFR-based borrowings was 6.3%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of June 29, 2024.
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

Summarized Statements of Operations	Nine Months Ended		Fiscal Year Ended
	June 29, 2024		September 30, 2023
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$527,581	$1,988,112	$768,207	$2,531,503
Gross profit	$118,049	$640,610	$166,370	$767,480
Income (loss) from operations	$(5,982)	$219,355	$(32,001)	$244,164
Equity in earnings of Guarantor subsidiaries	$180,238	$—	$191,793	$—
Net income (loss)	$(43,973)	$180,238	$(63,840)	$191,793

Summarized Balance Sheet Information	As of		As of
	June 29, 2024		September 30, 2023
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$747,285	$1,111,445	$661,660	$999,218
Intercompany receivable from Non-guarantor subsidiaries	69,887	—	69,404	—
Other assets	3,879,787	3,141,949	3,402,000	2,762,797
Total assets	$4,696,959	$4,253,394	$4,133,064	$3,762,015

Current liabilities	$160,944	$350,401	$155,793	$294,686
Intercompany payable from Non-guarantor subsidiaries	—	2,342	—	766
Long-term debt	1,189,184	182	1,187,771	186
Other liabilities	1,741,153	235,314	1,308,736	60,611
Total liabilities	$3,091,281	$588,239	$2,652,300	$356,249

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 29, 2024. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 29, 2024, in light of the material weaknesses previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 28, 2023, we identified deficiencies in the design and operating effectiveness of controls in our internal control over financial reporting as of September 30, 2023. Management determined these identified deficiencies represented material weaknesses related to (1) certain information technology general computer controls ("ITGC’s") at our Live Plant and Green Garden businesses and (2) controls related to an outsourced service provider that supports certain of the Company’s revenue processes for our Live Plant business. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGC’s and lack of controls around outsourced IT service provider data were also deemed ineffective. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses did not result in any identified misstatements to our consolidated financial statements or changes to previously disclosed financial results.
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
•Improving the control environment in relation to personnel training and accountability for the Sarbanes-Oxley Act of 2002 ("SOX") control activities;
•Hiring additional personnel in the IT/SOX department with an appropriate level of knowledge and experience to ensure appropriate design and implementation of our processes and procedures; and
•Expanding controls to address the design and operation of internal controls related to the revenue processes for our Live Plants business.
In fiscal 2024 to-date, we have designed and implemented controls for the Live Plant and Green Garden ITGC’s and the controls relating to the Live Plant revenue process to ensure we address the root causes of the material weaknesses. Additionally, we developed and delivered enhanced SOX compliance training to control owners. We have supplemented our IT/SOX staff and are currently testing the operating effectiveness of the ITGC's and controls relating to the Live Plant revenue process. Additionally, we have enhanced our communication by holding frequent meetings with key management personnel and periodically updating members of the Audit Committee regarding the SOX program and remediation efforts.
We are committed to maintaining a strong internal control environment and believe this remediation plan represents a significant improvement in our controls. However, the identified material weaknesses in internal control over financial reporting will not be considered remediated until the enhanced controls have been in operation for a sufficient period of time for our management to conclude that the controls are effective.

Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the head start damages issue concluded in early March 2024, but no decision has been issued by the court. The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 29, 2024 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 31, 2024 - May 4, 2024	—		$—	—	$81,951,000	(4)
May 5, 2024 - June 1, 2024	46,849	(3)	$39.77	—	$81,951,000
June 2, 2024 - June 29, 2024	—	(3)	$—	—	$81,951,000
Total	46,849		$39.77	—	$81,951,000
(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 29, 2024, we had $82.0 million of authorization remaining under our 2019 Repurchase Authorization.

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
(4)Excludes 0.3 million shares remaining under our Equity Dilution Authorization as of June 29, 2024.

Item 3.    Defaults Upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
During the quarter ended June 29, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed

4.1
Second Supplemental Indenture and Guarantee, dated as of February 7, 2024 among (i) BRP Hold Nightingale, LLC, (ii) BRP Hold Ox, LLC, (iii) TDBBS, LLC, (each of (i)-(iii), each, a “New Guarantor” and, collectively, the “New Guarantors) and Central Garden & Pet Company (together with its successors and assigns, the “Company”) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee, paying agent and registrar under such Indenture
X

4.2
Fifteenth Supplemental Indenture (this “Supplemental Indenture”), dated effective as of February 7, 2024, by (i) BRP Hold Nightingale, LLC, a Delaware limited liability company, (ii) BRP Hold Ox, LLC, a Delaware limited liability company, and (iii) TDBBS, LLC, a Delaware limited liability company (each of (i)-(iii), a “Subsidiary Guarantor” and, collectively, the “Subsidiary Guarantors”), each Subsidiary Guarantor a direct subsidiary of Central Garden & Pet Company, a Delaware corporation (the “Company”), the Company, the other Guarantors (as defined in the Indenture referred to herein), and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee under the indenture referred to below (the “Trustee”)
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 8, 2024

/s/ MARY BETH SPRINGER
Mary Beth Springer
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)