Form 10-K
period 2024-09-28
CENTRAL GARDEN & PET CO
filed 2024-11-27
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
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
Large accelerated filer      ☒    Accelerated filer      ☐        Non-accelerated filer     ☐
Smaller reporting company     ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 30, 2024, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $408.4 million, $1.9 billion and $82 thousand, respectively.
At November 15, 2024, the number of shares outstanding of the registrant’s Common Stock was 10,720,796 and the number of shares outstanding of Class A Common Stock was 53,271,103. In addition, on such date, the registrant had outstanding 1,602,374 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 28, 2024

i

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:
•economic uncertainty and other adverse macro-economic conditions;
•impacts of tariffs or a trade war;
•risks associated with international sourcing, including from China;
•fluctuations in energy prices, fuel and related petrochemical costs;
•declines in consumer spending and the associated increased inventory risk;
•seasonality and fluctuations in our operating results and cash flow;
•adverse weather conditions and climate change;
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
•supply shortages in pet birds, small animals and fish;
•reductions in demand for our product categories;
•competition in our industries;
•continuing implementation of an enterprise resource planning information technology system;
•regulatory issues;
•potential environmental liabilities;
•access to and cost of additional capital;
•the impact of product recalls;
•risks associated with our acquisition strategy, including our ability to successfully integrate acquisitions and the impact of purchase accounting on our financial results;
•potential goodwill or intangible asset impairment;
•the potential for significant deficiencies or material weaknesses in internal control over financial reporting, particularly of acquired companies;
•our dependence upon our key executives;
•our ability to recruit and retain members of our management team and employees to support our businesses;
•potential costs and risks associated with actual or potential cyberattacks;
•our ability to protect our trademarks and other proprietary rights;
•litigation and product liability claims;
ii

•the impact of new accounting regulations and the possibility our effective tax rate will increase as a result of future changes in the corporate tax rate or other tax law changes;
•potential dilution from issuance of authorized shares; and
•the voting power associated with our Class B stock.
MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group Lawn Care Consumer Insights, October 2022; National Gardening Survey, April 2023; The Freedonia Group Outdoor Living Products, June 2023; Packaged Facts Lawn and Garden Consumables, December 2022; Packaged Facts U.S. Pet Market Outlook, 2023-2024, April 2023; Packaged Facts Pet Market Sizing Spreadsheet, August 2023; Packaged Facts Pet Stores and Pet Specialty Retailing, January 23; Packaged Facts Durable Dog and Cat Pet Care Products, May 2022; American Pet Products Association (APPA) National Pet Owners Survey 2023-24; IBIS World Industry Report 45391 Pet Stores in the U.S., April 2019; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
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
iii

PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a market leader in the pet and garden industries in the United States. For over 40 years, Central has marketed innovative and trusted solutions helping lawns grow greener, gardens bloom bigger, pets live healthier, and communities grow stronger. We manage our operations through two reportable segments: Pet and Garden.
Our Pet segment includes dog and cat supplies such as treats and chews, toys, beds and containment, grooming products, waste management and training pads; supplies for aquatics, small animals, reptiles and pet birds including toys, enclosures and habitats, bedding, food and supplements; products for equine and livestock, animal and household health and insect control products; live fish and small animals as well as outdoor cushions. These products are sold under brands such as Aqueon®, Cadet®, C&S®, Comfort Zone®, Farnam®, Four Paws®, Kaytee®, Nylabone® and Zilla®.
Our Garden segment includes lawn and garden consumables such as grass seed; vegetable, flower and herb packet seed; wild bird feed, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers and live plants. These products are sold under brands such as Amdro®, Ferry-Morse®, Pennington® and Sevin®.
The following charts indicate each class of similar products that represented approximately 10% or more of our consolidated net sales and the percentage of net sales represented by each segment in fiscal 2024.

Strategy
Our Central to Home strategy reinforces our unique purpose to nurture happy and healthy homes and our ambition to lead the future of the pet and garden industries. Our objective is to grow net sales, operating income and cash flows by developing new products, increasing market share, acquiring businesses and working in partnership with our customers to grow the categories in which we participate. We run our business with a long-term perspective, and we believe the successful delivery of our strategy will enable us to create sustainable value for all our stakeholders. To achieve our objective, we plan to capitalize on our competitive strengths and favorable industry trends by executing on five key strategic pillars to drive long-term growth.
Consumer: Build and Grow Brands that Consumers Love
To grow, we are seeking to develop more differentiated new products and reinvest some of our annual cost savings in brand building and demand creation to help us drive sustainable organic growth and build market share. We continuously strive to get a deeper understanding of our consumers, the products and features they desire and how they make their purchasing decisions. We are investing in consumer insights, data analytics as well as research and development to achieve our innovation goals with a strong pipeline of new products. We recognize that consumers are increasingly researching, as well as buying products online and we continue to advance our digital capabilities. We have seen promising marketing campaign results driving accelerated growth and share gains across several brands, including our Farnam “Everything for the Ride” and Zilla “Rep Yourself” campaigns.

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
We are building out our portfolio in attractive, broadly defined pet and garden markets. We intend to strengthen our portfolio with organic growth and acquisitions. Our M&A priorities are to build scale in our core pet and garden categories, enter priority adjacencies and enhance key capabilities, including digital and eCommerce capabilities. We generally seek growth and margin accretive, brand-focused companies with talented management teams. For example, we acquired TDBBS, LLC ("TDBBS") in 2023, a business in the attractive pet treat segment with strong eCommerce capabilities. We are also committed to divesting businesses where we cannot find a path to sustainable profitability. For instance, in 2023 we sold our low-margin distribution business into the independent garden channel.
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
Grounded in our purpose to nurture happy and healthy homes, we are working towards a more sustainable future for all. We believe we have not only the opportunity but also the responsibility to make a difference and drive positive change. Our Central Impact program - focused on protecting our planet, cultivating our communities, and empowering our employees - is our commitment and approach to corporate sustainability.
Cost: Reduce Cost to Improve Margins and Fuel Growth
Optimizing our supply chain footprint is a priority as we seek to become more efficient and cost-effective while enabling our businesses to meet the demands of our existing and new customers. We have already consolidated some of our dog and cat treat and toy businesses and numerous garden manufacturing facilities. Further, we combined our outdoor cushion business with our pet bed business given the synergies in sourcing, manufacturing and innovation.
We are making progress toward significantly simplifying our business and improving our efficiency across the organization by rationalizing our footprint, streamlining our portfolio, and improving our cost structure. Our Cost and Simplicity program spans procurement, logistics, manufacturing, portfolio optimization and administrative costs. We expect to reduce complexity, which means fewer SKUs, fewer plants and fewer distribution centers. We further expect lower cost of goods sold through lower logistics costs and better procurement, lower administrative costs through scale, leverage and efficiency, and a gradual shift in focus to our higher margin, higher growth potential branded pet and garden consumer products. For example, we have closed several pet and garden manufacturing and distribution facilities, recently consolidated four garden distribution locations into a new fulfillment center and are in the process of exiting our pottery business.
Culture: Strengthen Our Entrepreneurial Business Unit-Led Growth Culture
Our values, established by leaders across the organization, are the cornerstone of our culture, and they are at the root of every decision we make – we call them “The Central Way.” We believe having a strong set of values provides a foundation for employees and strengthens how we all work together. They comprise six simple values: “We do the right thing.” “We strive to be the best.” “We are entrepreneurial.” “We win together.” “We grow every day.” and “We are passionate.”
Employee well-being is a key part of creating a sustainable business and a passionate and effective team. We strive to achieve this by focusing on occupational health & safety, diversity & inclusion, and learning & development.
For example, in fiscal 2023, we implemented our global health and safety policy across the organization, promoting our mission to prevent all injuries. Also, in fiscal 2023, the Women in Leadership Council, comprised of female leaders from across the organization, held its inaugural virtual summit, themed "Women are Central to Growth". In fiscal 2024, the Council held its first in-person summit, themed "We Rise by Lifting Others" enabling Central's women leaders to network and shape the Council's initiatives for impactful outcomes. We expanded the

Council's membership to include a greater representation of our female leadership and added a new Women's Leadership Track to our 2024 Mentorship Program.
Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our Central to Home strategy, including the following:
Broad Portfolio of Leading Brands Across Key Pet and Garden Segments
We are one of the leaders in the U.S. pet supplies market and the lawn and garden consumables market. We have a diversified portfolio of brands in both segments, many of which are among the leading brands in their respective market categories, ranging from Aqueon in aquatics, Cadet in dog treats and chews, Farnam in equine, Four Paws in waste management and grooming, K&H in heated pet products, Kaytee in pet bird and small animal, and Nylabone in dog toys and treats to Amdro in controls, Ferry-Morse in packet seed and Pennington in wild bird products, grass seed and fertilizer. The majority of our brands have been marketed and sold for more than 40 years.
Robust Financial Performance
We have demonstrated strength in our financial performance, in net sales, earnings and cash flow. Our net sales grew on average 6.1% annually over the last five years, driven by acquisitions and organic growth. Operating income grew on average 4.0% on a GAAP basis annually over the same period. We have a strong cash and liquidity position driven by a combination of capital raises and cash flow from operations which puts us in a strong position to grow further through both acquisitions and organically.
Proven Track Record of M&A
Since 1992, we have completed over 60 acquisitions to create a company of approximately $3.2 billion in net sales. These acquisitions have successfully expanded the breadth of our pet and garden portfolios. Most recently, in November 2023, we acquired TDBBS, a provider of premium natural dog chews and treats. The addition of TDBBS expanded our portfolio with bully and collagen sticks, bones and jerky, added scale to our dog and cat business and enhance our eCommerce and digital capabilities.
We are a patient and disciplined value buyer, typically focused on opportunities that build scale in our core pet and garden categories or in priority adjacencies, with a recent emphasis on those that enhance key capabilities, for example in digital and eCommerce. We are open to businesses that, on top of traditional operating synergies, can leverage our expertise and capabilities and allow us to add value through our low-cost manufacturing and distribution competencies. We generally prefer to acquire brand-focused businesses with growth and margin rates above Central’s rates, with proven, seasoned management teams, who are committed to stay with the acquired business. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We continually review our businesses to ensure they meet expectations and have implemented strategies to reverse sub-par performance or take other appropriate action when necessary.
Strong Relationships with Retailers
We have developed strong relationships with major and independent brick & mortar and online retailers, providing them broad product offerings including new product innovation, premium brands, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to Costco, Amazon and Walmart, and a leading supplier to independent pet retailers in the United States and among the largest lawn and garden consumables vendors to Home Depot, Walmart and Lowe’s. In addition, we are a leading pet and lawn and garden supplier for the food, drug and mass merchandise channels.
Home Depot, our largest customer, represented approximately 17% of our total company net sales in fiscal 2024 and 16% in fiscal 2023. Walmart, our second largest customer, represented approximately 16% of our total net sales in fiscal 2024 and 16% in fiscal 2023. Costco, Lowe's and Amazon are also significant customers, and together with Home Depot and Walmart, they accounted for approximately 54% of our net sales in fiscal 2024 and 52% in fiscal 2023.
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
Pet Industry Background
The pet industry includes food, supplies, veterinary care and non-medical services, and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and small animal categories. The pet supplies segment includes: dog and cat treats and chews, toys, beds and containment, grooming products, waste management and training pads; supplies for aquatics, small animals, reptiles and pet birds including toys, enclosures and habitats, bedding, food and supplements; products for equine and livestock, animal and household health and insect control products; live fish and small animals. The total annual retail sales of the pet food, treats and chews, supplies, veterinary and non-medical services and live animal industry in 2024 was estimated by Packaged Facts to be approximately $151 billion. We expect the industry to continue to grow from that foundation. Based on Packaged Facts estimates for 2024, we estimate the annual retail sales of the pet supplies, treats and chews, and live animal markets in the categories in which we participate to be approximately $39 billion.
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
The pet food and supplies industry retail channel is composed of a wide range of retailers, from national chains like Petco and PetSmart to approximately 5,900 independent/non-chain pet stores in addition to mass-market, farm & feed stores, online and other retailers. Pure play online players have grown to be an increasingly significant share of pet retail, by capitalizing on the shift to omni shopping driven by the pandemic. Continued growth is expected to come from digitally-savvy, native eCommerce shoppers aging into prime pet ownership years and projected to spend significantly more than previous generations. Traditional mass-market and pet specialty brick & mortar have ramped up their eCommerce and omnichannel capabilities in the last five years to remain competitive and minimize attrition. Independent pet stores continue to suffer from the expanded competition in offerings and capabilities from online, mass-market, and pet chain retailers.
Long-Term Pet Industry Characteristics
Long term, we believe the U.S. pet supplies market will continue to grow due to favorable trends tracking within the pet industry, including the demographics shift to younger shoppers, humanization and premiumization, and health and wellness. Pet ownership is now split equally between younger generations (Gen Z and Millennials) and older generations (Gen X and Baby Boomers), with the younger generations spending more on their pet in the past year. A 2024 Packaged Facts survey found that across generations, the majority of pet owners depend on their pets intensely for companionship, affection, fun and mental and physical health benefits. The same survey found that approximately 95% of U.S. pet owners view their pet as family. Moreover, younger adults see pets as companions and a precursor to parenthood, and pets are interwoven into all aspects of life. This motivates the majority of pet owners to look for products that promote overall health and well-being.
Branded Pet Products
Our principal pet supplies categories are dog and cat supplies, treats and chews; aquatics and reptile supplies, small animal and pet bird supplies, animal health products as well as live fish and small animals. Among our leading brands are: Nylabone in dog toys and treats, Kaytee in pet birds and small animal, Farnam in equine, C&S in suet, Aqueon in aquatics and Comfort Zone in cat calming. In addition, we operate our Arden Companies® outdoor cushion business in the Pet segment due to synergies in sourcing, manufacturing and innovation with our pet bed business.
We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2024, Nylabone extended its Gourmet Style line with new shapes and flavors. Cadet announced an all new line of rawhide alternatives and added new flavors to it premium treats. Paw Love debuted a new line of natural dog chews called Simply Smoked. In fiscal 2023, our Nylabone brand launched a new collection of play toys for imaginative fun as well as four new product lines that include a variety of chew toys and chew treats. These releases feature chew toy shapes inspired by everyday objects with a fun twist; multi-flavored Basted Blast chew toys; the Sneaky SnackerTM chew & treat toy; and Healthy Edibles® Meaty Center chew treats. And our Cadet brand introduced a unique line of all-natural, highly palatable, and digestible long-lasting chews called Bully Hide.
Over the last two years, many of our pet products have won industry awards. Aqueon won “Health Focused Product of the Year” and “Waste Innovation of the Year” in the 2023 Pet Innovation Awards in addition to “Runner Up” at the SuperZoo New Product Showcase. In fiscal 2023, Nylabone was selected as a finalist in the 2022 Pet Product News Editors’ Choice Awards for its Gourmet Style chew toys.
Dog and Cat. We are an industry leader in premium edible and non-edible chews, supplements, interactive toys, grooming supplies, beds and containment, training and waste management solutions featuring the brands Best Bully Sticks, Cadet, Four Paws, Healthy Edibles®, K&H, Healthy PromiseTM, Nylabone, Nubz®, and Paw Love® among others.
Small Animal and Bird Supplies. We are a leading manufacturer of supplies and food for small animals, pet birds and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under the Kaytee brand. Our Kaytee small animal and pet bird food mixes are fortified with a proprietary blend of vitamins and minerals. We also offer a complete portfolio of Kaytee wild bird food and C&S suet products for backyard birding. Our brands are some of the most widely recognized and trusted brands for birds and small animals.
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
Aquatics and Reptile Supplies. We are a leading manufacturer of aquariums and terrariums as well as related fixtures and stands, water conditioners and supplements, water pumps and filters, sophisticated lighting systems and accessories under the brands Aqueon, Blagdon®, Coralife®, Interpet® and Zilla.
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
Pet Sales and Distribution Network
Our domestic sales and distribution network promotes both our proprietary brands and third-party brands. It provides value-added service to over 10,000 retailers, many of which are independent specialty stores with fewer than 10 locations, and over 6,000 veterinary offices. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network that are supplied in single shipments enables our independent customers to collaborate with us on a cost-effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.

Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to maximize market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, food, drug and mass stores, as well as the eCommerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco accounted for approximately 14% of our Pet segment's net sales in fiscal 2024, and 13% in fiscal 2023. Amazon, Walmart, Petco and Kroger are also significant customers.
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
In fiscal 2024, Farnam partnered with country music trio The Castellows to debut the brands' new logo to be used across all point of sale and marketing, including a new Amazon storefront. At the 2024 Global Pet Expo, D&D Commodities took third place in best in show for its Wild Delight Squirrel Away Zero-Waste bird feed and our Reptifauna bioactive plants won second place in the Reptile best in show category. Barkworthies' new floor display won first place in the point of purchase category at SuperZoo.
Pet Competition
The pet supplies industry is highly competitive and has experienced considerable consolidation. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in the product categories in which we participate are Mars, Inc., Spectrum Brands and the J.M. Smucker Co. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and distribution network competes with Animal Supply Co., Phillips Pet Food & Supplies and a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.
Garden Segment
Garden Overview
We are a leader in the consumer lawn and garden consumables market in the United States and offer both premium and value-oriented branded products. We also produce numerous private label products for key customers. In addition, our Garden segment operates a sales and distribution network that strategically supports our brands.
Garden Industry Background
The garden industry includes consumables such as grass and other seeds, fertilizer, controls, live plants, wild bird products as well as soil and mulch, and durables such as landscaping and decorative products including pottery, outdoor furniture, water features, lighting, arches and trellises. The total lawn and garden consumables industry in the United States is estimated by Packaged Facts, the Freedonia Group, Numerator and internal estimates to be approximately $31 billion in annual retail sales in 2024, including grass and other seeds, fertilizer, controls, live goods, wild bird products as well as soil and mulch. We estimate the annual retail sales of the lawn and garden consumables market in the categories in which we participate to be approximately $30 billion.
The lawn and garden consumables market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands.
Long-Term Garden Industry Characteristics
Transitioning from COVID highs to a new normal level, the lawn and garden industry has experienced volatility driven by supply chain challenges, unpredictable weather patterns, and retailer destocking initiatives. Based on estimates of Freedonia Group, we expect the industry sales for 2024 to remain above 2019 pre-pandemic levels. Gardening, lawn care, and outdoor recreation continue to be popular among many consumers. Lifestyle changes and shifts in demographics are creating new opportunities in gardening, including convenience through easy-to-use products and smaller package sizes, premiumization, customization, urbanization, and sustainability as well as transforming large grass spaces into planned gardens intended to be easier to maintain. Millennials and Gen Z’s have high engagement and participation in gardening and house plant ownership. Interest in outdoor living is particularly high among millennials, the nation's largest group of gardeners.
Branded Lawn and Garden Products
Our principal lawn and garden consumables product lines are grass seed, wild bird products, lawn and garden care products including fertilizers, insect control products, live plants and packet seed to help consumers grow their lawns greener and gardens bloom bigger. Our Pennington brand is one of the largest in grass seed, wild bird feed and birding accessories. Ferry-Morse is a leader in vegetable, herb and flower packet seed, and our Amdro brand is a leading portfolio of control products.
We continuously introduce new products, both as complementary extensions of existing product lines and in new product categories. In fiscal 2024, Ferry-Morse introduced its Colossal Seed collection that will grow vegetables at least double the average size and expanded the line of organic seeds, which now features more than 100 organic vegetables, fruit and herb see varieties. In fiscal 2023,Ferry-Morse introduced more than 40 different Plantlings™ Garden Starter Kits, curated bundles of Plantlings that complement each other and take the guesswork out of planning and buying.
Grass Seed. We are a leading manufacturer of numerous varieties and mixtures of cool and warm season grass seed for both the residential and professional markets, as well as forage and wildlife seed mixtures. We sell these products under the Pennington brand along with several sub-brands including Lawn Booster, One Step Complete®, Rackmaster®, Slopemaster®, Smart Seed, Smart Patch, The Rebels® and other brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.
Wild Bird. We are the leading producer of wild bird feed. These products are sold under the Pennington, 3-D® Pet Products and Wild Delight® brands. Many of our branded wild bird feed mixes are treated with a proprietary blend of vitamins and minerals. For example, our Pennington brand feed mixes are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds. We also manufacture bird feeders, bird houses and other birding accessories.
Fertilizer and Controls. We are a leading manufacturer of soil supplements and stimulants. We produce several lines of lawn and garden fertilizers and soil supplements in granular and liquid form under the Alaska® Fish Fertilizer, Ironite®, Pennington, Pro Care® and Superthrive® brand names and other private and controlled labels. We also manufacture lawn and garden weed, moss, insect and pest control products. We sell these products under brands such as Amdro, Corry’s®, Daconil®, IMAGE®, Knockout™, Lilly Miller®, Moss Out®, Over-N-Out®, Rootboost™ and Sevin, as well as other private and controlled labels.
Live Plants. With Bell Nursery, we are the primary supplier of superior quality flowers, trees, shrubs and other plants to Home Depot in the Northeast and mid-Atlantic regions, producing and shipping tens of millions of annuals, perennials and indoor plants each year, also offering items we do not grow, such as orchids.
Packet Seed. We are a leading provider of vegetable, herb and flower packet seeds and seed starters. We sell these products under the American Seed®, Ferry-Morse, Jiffy®, Livingston®, McKenzie® Seed and other brand names.
Garden Sales and Distribution Network
Our sales and distribution network promotes our proprietary brands and provides us with key access to select national retail chains for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, market intelligence and potential acquisition targets. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling select national retail chains to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.
Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands.
In 2024, we refreshed our Amdro brand with new eye-catching packaging graphics and optimized product claims that are simple and relevant to consumers.

Our customers include retailers, such as home improvement centers, food, drug and mass merchants, and professional end users. Sales to Home Depot represented approximately 38% and 35%, sales to Walmart represented approximately 27% and 24% and sales to Lowe’s represented approximately 15% and 14% of our Garden segment’s net sales in fiscal 2024 and 2023, respectively.
To maximize our product placement and visibility in retail stores, we market our products through
•dedicated sales forces representing our combined brand groups;
•a retail sales and logistics network, which provides in-store training and merchandising for our customers, especially during the prime spring and summer seasons;
•dedicated account-managers and sales teams located near several of our largest customers; and
•selected independent distributors who sell our brands.
We continue to invest in talent, digital capabilities and eCommerce as these play a critical role in our ambition to grow our business and lead in the Garden segment.
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
Sources and Availability of Raw Materials
We purchase most of our raw materials from multiple suppliers but obtain one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of interruption in the availability of (S)-Methoprene, since a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.
The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals, including urea, potash, phosphates, herbicides, insecticides and fungicides. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, inflation, and government regulations. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
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

Human Capital Management
Every Central Team member and every job is important to our success and helping us to achieve our purpose. As of September 28, 2024, we had approximately 6,450 employees, of whom approximately 6,100 were full-time employees and 350 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 100 employees at our facilities in Puebla, Mexico and Brandon, Canada, none of our employees are represented by a labor union. The attrition rate of our non-seasonal full-time and part-time workforce was 30% in fiscal 2024.
We believe that attracting, developing and retaining a diverse and inclusive workforce is important to our continued success. Women represent 40% of our non-seasonal employees, and one of our key priorities is to amplify opportunities for women. Women serve in several senior leadership roles, holding 33% of leadership positions (defined as Managers, Directors and Senior leaders (Vice President and above), including our General Counsel & Secretary, Interim Senior Vice President of Human Resources, Senior Vice President Pet Consumer Marketing, Vice President Digital Marketing & Commerce, Vice President Investor Relations & Corporate Sustainability, Vice President Risk Management and Real Estate, Vice President Tax, Vice President eCommerce Sales, President Segrest, General Manager Health & Wellness and Vice President Pet Sales.
We recognize that financial stability is a critical component to our employees’ well-being. Our competitive compensation programs include base salary or hourly compensation for all employees. In addition, we provide a discretionary annual 401k employer contribution and a bonus program for eligible employees, which is based on the success of our businesses as measured by designated performance metrics and individual performance contributions. Another component of our overall compensation program is long-term equity, which is offered to eligible employees through annual and individual grants. We use such long-term equity grants as a means of attracting and retaining key employees to reward performance and to give these employees a vested interest in the success of the Company. Moreover, our physical health programs, like our medical and dental coverage, help our employees to feel their best on the job and at home.
Developing our employees so that they can assume key roles within Central is an important strategic priority for us. We offer a variety of programs and resources to train and enhance the skill set of our workforce, including a robust online learning platform with a wide variety of course offerings, a mentoring program and a tuition reimbursement program that subsidizes college and advanced degrees for eligible employees. We also engage in regular discussions around succession planning and talent development at all levels of the Company. Our Board has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Interim Senior Vice President of Human Resources reports directly to the Chief Executive Officer and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of the management team of the target company and our ability to obtain sufficient assurance that such management will remain with Central as needed if and after we acquire the business.
We encourage and drive high standards in our occupational health and safety performance by recording, reporting and investigating all incidents to root cause. In the ongoing push for progress, we set new annual safety targets and invest in our operational capabilities. While we have improved our recordable incident rate by 10% on average over the last four years, the recordable incident rate was slightly higher in fiscal 2024 compared to the prior year.
Regulatory Considerations
Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations. Such regulations are often complex and are subject to change. For example, in the United States, all pesticides must be registered with the United States Environmental Protection Agency (“EPA”), in addition to individual state registrations before they can be sold. Fertilizer products are also subject to state Department of Agriculture registration regulations. Grass and other seeds are also subject to state and federal labeling regulations. Prior to any international sales, all foreign agency requirements for shipment and labeling must be met.
The Food Quality Protection Act (“FQPA”) establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. Any pesticides in our products that are approved to be used on foods are evaluated by the EPA as part of this non-dietary exposure risk assessment.
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
Various federal, state and local laws, including the federal Food Safety Modernization Act (“FSMA”), also regulate pet food products and give regulatory authorities the power to recall or require re-labeling of products. Several new FSMA regulations have become effective in recent years.

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
Environmental, Social and Governance
The long-term profitability of our business requires us to do our part to protect the planet, care for the local areas we serve, and provide our employees a safe, healthy and rewarding workplace. Corporate sustainability is embedded throughout our long-term enterprise roadmap and brought to life through our Central Impact strategy. Our 2022-2023 Impact Report provides additional information about our commitment to and progress to protect our planet, cultivate our communities and empower our employees. The report can be found on our website www.central.com.
In fiscal 2024, Nylabone was accredited by the Pet Sustainability Coalition (PSC) as a sustainably led and measured business that drives positive impact for pets, people, and the planet. In fiscal 2023, Central was recognized for its efforts in promoting eco-conscious procurement practices by ODP Business Solutions.
Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 25, 2024.

Name	1	Age	Position
William E. Brown		83	Chairman of the Board
Niko Lahanas		56	Chief Executive Officer
John E. Hanson		59	President, Pet Consumer Products
Brad Smith		58	Chief Financial Officer
J.D. Walker		66	President, Garden Consumer Products
Joyce McCarthy		55	General Counsel & Secretary
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
Nicholas "Niko" Lahanas. Mr. Lahanas became our Chief Executive Officer in September 2024. He served as Chief Financial officer from May 2017 until September 2024, Senior Vice President of Finance and Chief Financial Officer of our Pet segment from April 2014 to May 2017, and Vice President of Corporate Financial Planning & Analysis from October 2011 to March 2014. Mr. Lahanas was the Director of Business Performance from March 2008 to October 2011, where his primary focus was on business unit profitability, and was a Finance Manager from October 2006 to March 2008 in our Garden segment. Prior to joining Central, he worked in private equity and investment banking for over eight years.
John E. Hanson. Mr. Hanson became our President of Pet Consumer Products in August 2019 after serving as a board member during portions of 2018 and 2019. From 2015 to 2017, he served as Chief Executive Officer of Oasis Brands, Inc. Beginning in 2013, Mr. Hanson consulted for consumer products companies in the areas of strategy, operations, mergers, and acquisitions. Prior to that, he had over 16 years of experience at ConAgra, where he served in a variety of senior-level roles including President of its Frozen Foods Division from 2008 to 2012 and Senior Vice President in Sales from 2006 to 2008.
Bradley "Brad" Smith. Mr. Smith became our Chief Financial Officer in September 2024. He joined Central in 2017 as Chief Financial Officer of our Pet Segment. Before joining Central, Mr. Smith worked at the Delhaize Group (now Ahold Delhaize), where he served 12 years in finance roles of increasing responsibility, including Chief Financial Officer of their European operations. Prior to Delhaize Group, he spent 11 years at Arthur Andersen.
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
Risks Affecting our Business
Economic uncertainty and other adverse macro-economic conditions, including high interest rates and potential tariffs, may harm our business.
Our revenues and margins are dependent on various economic factors, including interest rates, the potential of an economic recession, trade tariffs, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, rates of inflation and other macro-economic factors which may impact consumer spending. While the rate of inflation continued to slow during fiscal 2024, and a recession has not materialized, interest rates remain high and the imposition of tariffs on imports by the new presidential administration could result in higher input costs. If we are unable to pass through higher input costs by raising the price of our products, we may experience organic sales declines and gross margin and operating income declines.
Tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
During the 2024 presidential campaign, the President-Elect stated his intention to impose significant tariffs on goods imported from China and other countries. During the President-Elect’s prior administration, the United States imposed a series of tariffs, ranging from 5% to 25%, on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. Less than 15% of our cost of goods sold is from products or materials sourced from outside the United States, including less than 5% from China. To the extent the United States imposes new or additional tariffs on China or other countries, or if new or additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries, and imported into the United States could increase significantly, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.
Our business is dependent upon our ability to continue to source products from China.
We outsource a portion of our manufacturing requirements to third-party manufacturers located in China. This subjects us to a number of risks, including: the impact of Chinese public health and contamination risks on manufacturing; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened by threatened changes in the U.S. government's trade policies, including the continuation of tariffs on goods imported from China or the imposition of any new or increased tariffs. Because we rely on Chinese third-party manufacturers for a significant portion of our product needs, any disruption in our relationships with these manufacturers or significant increase in import tariffs could adversely affect our results of operations.
High energy prices could adversely affect our operating results.
In fiscal 2024, energy prices remained elevated, resulting in increased costs for fuel and raw materials for many of our products. Energy prices may continue to rise or remain elevated during fiscal 2025. Continued high energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.
Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including high interest rates, the potential for trade tariffs, a return to an inflationary environment or an economic recession, other general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in consumer discretionary spending could reduce our sales and harm our business. Unfavorable economic and market conditions may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.
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
We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:
•the uncertain macro-economic environment, including high interest rates and the potential imposition of trade tariffs, could lead to a recession, and the impact any of those could have on consumer discretionary spending;
•seasonality and the impact of adverse weather conditions;
•fluctuations in prices of commodity grains and other input costs;
•supply chain and sourcing disruptions, including due to the volatile geopolitical environment and the potential imposition of trade tariffs on countries from which we import products;
•a return to high inflation and the ability to take pricing actions to mitigate high input costs, including for commodities;
•shifts in demand for lawn and garden and pet products;
•changes in product mix, service levels, marketing and pricing by us and our competitors;
•the effect of acquisitions; and
•the strength of our relationships with key retailers and their buying patterns and economic stability.
These fluctuations could negatively impact our business and the market price of our common stock.
Our lawn and garden sales are highly seasonal and subject to adverse weather and climate change.
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2024, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, heavy rains, water shortages or floods. From time to time, we have experienced unfavorable weather during the peak garden season, which adversely impacted our Garden sales. Unfavorable weather during the peak garden season in the future could have a significant adverse effect on the sales and profitability of our lawn and garden business.
Climate change continues to receive increasing global attention. The effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.
The increase in climate change attention has resulted in evolving policy, legal and regulatory changes which may impose substantial operational and compliance burdens. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well. Compliance with any new or more stringent laws or regulations, customer reporting requirements, or stricter interpretations of existing laws could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.
Consumers and businesses may independently change their behavior because of concerns regarding the impact of climate change and public perceptions. For example, consumers may elect to garden less frequently than historic patterns due to the unpredictability of weather patterns. Those consumers who are less directly impacted by climate change may also engage in less gardening due to discomfort or concerns about perceptions stemming from the direct impact of climate change on others. Current or potential retail customers may pull back from all or parts of the lawn and garden category in response to softening consumer demand.
Our failure to adequately manage the political, legal, regulatory, consumer and retail impacts of climate change could have a material adverse effect on our financial condition, results of operations and cash flows.
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
If we are unable to execute on our Cost and Simplicity Program, our ability to maintain or grow margins may be negatively impacted.
Our Cost and Simplicity program involves reducing costs, including procurement, logistics, manufacturing, portfolio optimization and administrative, and reducing complexity through fewer SKUs, plants and distribution centers. Optimizing our supply chain footprint and having the right facilities in the right locations is critical to lowering costs. We plan to simplify our business and improve our efficiency across the organization by rationalizing our footprint, streamlining our portfolio, and improving our cost structure. There can be no assurance that we will be able to successfully execute our Cost and Simplicity program or that we will be able to do so within the anticipated time period, which could adversely impact our ability to improve or maintain margins and enhance long-term profitability.
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
In the past, periods of high inflation or supply constraints have resulted in higher costs for bird feed and grass seed. Beginning in fiscal 2023, there has been a prolonged oversupply of grass seed, which has resulted in a significant decline in market prices. As a result of this decline, in fiscal 2024, we incurred an approximately $15-$20 million charge to write-down the value of our grass seed inventory. We can provide no assurance as to the timing or extent of our ability to implement price increases in the event of high costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume or price decreases may result in further inventory write-downs. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products. The same shift in consumer behavior could adversely affect our business in other product categories which experience substantial price increases.
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
Home Depot, our largest customer, represented approximately 17% of our total company net sales in fiscal year 2024 and 16% of our total company net sales in fiscal 2023 and 2022. Walmart, our second largest customer, represented approximately 16% of our total company net sales in fiscal 2024 and 2023, and 17% in fiscal 2022. Costco, our third largest customer, represented approximately 8%, 7% and 6% of our total company net sales in fiscal 2024, 2023 and 2022, respectively. Lowe's and Amazon are also significant customers, and together with Walmart, Home Depot and Costco accounted for approximately 54% of our net sales in fiscal 2024. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
Our retailer customers have continued to consolidate, resulting in fewer customers on which we depend for business. These key retailers are large and sophisticated with increased buying power and negotiating strength. They are more capable of resisting price increases and can demand lower pricing. Our business may be negatively affected by changes in the policies of our key retailers, such as limitations on access to shelf space, price demands and other conditions. In addition, large retailers have the scale to develop supply chains that permit them to operate with reduced inventories. Consequently, our customers have been implementing inventory destocking and making purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business. Additionally, some retailers are increasing their emphasis on private label products. These retailers may also in the future use more of their shelf space, currently used for our products, for their store brand products. While we view private label as an opportunity and supply many private label products to retailers, we could lose sales if key retailers replace our branded products with private label product manufactured by others.
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
A significant deterioration in the financial condition of one of our major customers or several smaller customers could have a material adverse effect on our sales, profitability and cash flow. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing or liquidation by a key customer could have a material adverse effect on our business, results of operations and financial condition in the future.
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
We are incurring costs associated with designing and implementing enterprise resource planning (ERP) software systems with the objective of gradually migrating our businesses to one or the other of two systems. The choice of which is to be used for each business is dependent on the needs of the business unit. These two systems are replacing numerous accounting and financial reporting systems, most of which have been obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 47 to 11.
Capital expenditures for our enterprise resource planning software systems for fiscal 2025 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions or material weaknesses relating to IT controls of acquired companies. For example, in fiscal 2023 we identified two material weaknesses related to our Live Plants and Green Garden businesses whose IT systems had not been fully integrated into our corporate IT control structure. The material weaknesses were resolved during fiscal 2024, but there is no assurance that we may not experience similar IT control issues in the future. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We have, and we will continue to have, significant indebtedness. As of September 28, 2024, we had total indebtedness of approximately $1.2 billion. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:
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
During fiscal 2024, 2023 and 2022, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and estimates of market growth or decline for future years. In fiscal 2024, we recorded a non-cash impairment charge in our Pet segment of $12.8 million, and in fiscal 2023, we recorded impairment charges of approximately $7.5 million and $3.9 million in our Pet and Garden segments. There was no impairment loss recorded in fiscal 2022.
As part of our annual goodwill impairment testing, in fiscal 2024 we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal 2024, and accordingly, no further testing of goodwill was required in fiscal 2024. In connection with the our annual goodwill impairment testing performed during fiscal 2023, we elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. We completed our quantitative assessment of potential goodwill and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amounts. In connection with the our annual goodwill impairment testing performed during fiscal 2022, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal 2022, and accordingly, no further testing of goodwill was required in fiscal 2022.

We identified material weaknesses in our internal control over financial reporting during fiscal 2023 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements or otherwise adversely affect the accuracy, reliability or timeliness of our financial statements.
As described under Item 9A. "Controls and Procedures" below, we concluded that material weaknesses in our internal control over financial reporting existed as of September 30, 2023 and, accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of its evaluation, management identified two material weaknesses: (1) in information technology general computer controls ("ITGCs") relating to access and program change management controls and (2) controls relating to an outsourced service provider at two acquired businesses whose IT systems had not yet been fully integrated with our corporate IT control structure.
Management established a remediation plan that involved implementing additional controls to ensure that access and program change management controls are designed and operating effectively and that we have effective controls relating to outsourced service providers and the data they provide. The remediation plan was implemented and tested during fiscal 2024 and deemed effective. However, we cannot provide assurance that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.
General Risks
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of our senior management team. The loss of the services of these persons could have a material adverse effect on our business. Our former Chief Executive Officer resigned in October 2023, and our Chief Financial Officer was promoted to Chief Executive Officer in September 2024 and the former chief financial officer of our Pet segment was promoted to our Chief Financial Officer. Our future performance depends on the success of our recently promoted Chief Executive Officer and Chief Financial Officer and our ability to attract and retain skilled employees in all facets of our business, including management and manufacturing and distribution. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.
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
We are a party to litigation alleging that the applicator developed and used by us for certain of our branded topical flea and tick products infringes a patent held by Nite Glow Industries, Inc. and asserting claims for breach of contract and misappropriation of confidential information. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million, which was reduced to $12.4 million. We filed our notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the “head start” damages issue concluded in March 2024, but no decision has been issued by the Court. We intend to vigorously pursue our defenses in any future proceedings and believe that we will prevail on the merits as to the head start damages issue. While we believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to us in excess of management's expectations.
The adoption of new tax legislation, unanticipated changes in our tax provisions, or exposure to additional tax liabilities could affect our profitability and cash flows.
We are subject to income and other taxes in the United States federal jurisdiction and various local, state and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of business operations and earnings, changes in tax laws and statutory tax rates, and the discovery of new information in the course of our tax return preparation process. From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local and state jurisdictions that could also affect our tax rate or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our intercompany charges, inter-company transfer pricing methodology or other matters and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of our tax audits and changes in tax laws or tax rates could materially affect our tax provision, net income and cash flows in future periods.
Risks Relating to our Capital Stock
We do not expect to pay cash dividends in the foreseeable future.
We have never paid any cash dividends on our common stock or Class A common stock and currently do not intend to do so. Provisions of our credit facility and the indentures governing our senior notes restrict our ability to pay cash dividends. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to limitations under applicable law and contractual restrictions, and will depend upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.
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
As of September 28, 2024, William E. Brown, our Chairman and founder, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy:
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees, customers or consumers; violation of data privacy or data security laws and other litigation and legal risk; and reputational risks.
We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate risk, including reputational damage.
We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

•conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•running tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•regular, mandatory cybersecurity training programs for relevant employees;
•comparing our processes to standards set by the International Organization for Standardization (“ISO”);
•leveraging the ISO information security incident management model to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•leveraging third-party threat intelligence services designed to model and research our adversaries;
•closely monitoring emerging data protection laws and implementing changes to our processes designed to comply;
•periodically reviewing our consumer facing policies and statements related to cybersecurity;
•conducting regular phishing email simulations for relevant employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•through policy, practice and contract (as applicable) requiring employees, as well as third parties who provide services on our behalf, to treat customer information and data with care; and
•carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
These approaches vary in maturity across the business and we work to continually improve them.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
As part of the above approach and processes, we periodically engage with assessors, consultants, auditors, and other third-parties, for purposes of evaluating our cybersecurity posture and identifying areas for continued focus, improvement and/or compliance.
We describe how risks associated with a potential cybersecurity incident are reasonably likely to materially affect us, including our business, results of operations and financial condition, under the heading “A significant information security or operational technology incident, including a cyberattack or a data breach, could disrupt our operations and adversely impact our operating results, cash flows and reputation,” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance:
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.
The Audit Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats. At least annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management, including topics such as data security posture, results from third-party assessments, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials indicating current and emerging material cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Information Security Leadership Team, comprised of Chris Walter, our Chief Information Officer, Frank Madigan, our Vice President, Information Technology and Security and Kelvin James, our Senior Manager, Information Security (the “InfoSec Leadership Team”).
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our InfoSec Leadership Team. The executives on this team have collectively over 60 years of prior work experience in the management of information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs. In addition to their work experience, Mr. Madigan has a Master of Business Administration in Information Technology Management and Mr. James has a Master of Science in Information Security and Assurance.
The InfoSec Leadership Team is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such material cybersecurity incident.
As discussed above, the InfoSec Leadership Team reports about cybersecurity threat risks, among other cybersecurity related matters, to senior management and the Audit Committee, which provides updates to the full Board of Directors.
Item 2. Properties
We currently operate 40 manufacturing facilities totaling approximately 6.4 million square feet and 57 sales and distribution facilities totaling approximately 5.9 million square feet. Most sales and distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and distribution center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.
In addition to the manufacturing and sales and distribution facilities, the Garden segment leases approximately 245 acres of land in Oregon, New Jersey and Virginia used in its grass seed and live plant operations and owns approximately 2,402 acres of land in Virginia, North Carolina, Maryland, Ohio, New Jersey and Kentucky used in its live plant operations. The Pet segment leases approximately 80 acres of land in Florida to support its live fish operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time to optimize our manufacturing and distribution footprints. We lease 17 of our manufacturing facilities and 45 of our sales and logistics facilities. These leases generally expire between fiscal years 2024 and 2034. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, ("Nite Glow") filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial on the "head start" damages issue concluded in early March 2024, but no decision has been issued by the court. The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
As of November 15, 2024, there were 60 holders of record of our common stock, 367 holders of record of our Class A nonvoting common stock and three holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 29, 2018 to September 28, 2024 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.
Total Return Analysis

	9/28/2019	9/26/2020	9/25/2021	9/24/2022	9/30/2023	9/28/2024
Central Garden & Pet Company	$100.00	$127.75	$157.72	$127.21	$149.17	$158.25
NASDAQ Composite	$100.00	$138.88	$192.89	$140.41	$172.35	$238.13
Dow Jones US Nondurable Household Products	$100.00	$115.15	$119.69	$114.80	$127.19	$159.31

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 28, 2024 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 30, 2024 – August 3, 2024	32,942	(2) (3)	$31.85	29,019	$81,951,000
August 4, 2024 – August 31, 2024	9,758	(2) (3)	$32.53	3,100	81,951,000
September 1, 2024 – September 28, 2024	258,293	(2) (3)	$32.63	257,590	81,951,000
Total	300,993		$32.55	289,709	$81,951,000	(4)

(1)In August 2019, our Board of Directors authorized a share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 28, 2024, we had $82.0 million of authorization remaining under our 2019 Repurchase Authorization. From September 29, 2024 through November 21, 2024, we repurchased 1.3 million shares of our non-voting common stock (CENTA) and 0.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of $51.7 million. As of November 21, 2024, we had $30.3 million remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 38 thousand shares remaining under our Equity Dilution Authorization as of September 28, 2024.

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
Business Overview
Central Garden & Pet Company is a leading manufacturer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States.
In fiscal 2024, our consolidated net sales were $3.2 billion, of which our Pet segment, or Pet, accounted for approximately $1.8 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2024, our operating income was $185 million, consisting of income from our Pet segment of $203 million, income from our Garden segment of $82 million and corporate expenses of $100 million.
Fiscal 2024 Financial Highlights
Financial summary:
•Net sales for fiscal 2024 decreased $109.6 million, or 3.3%, to $3.2 billion. Organic net sales decreased 3.9% with Pet organic sales decreasing 5.9% and Garden organic sales decreasing 1.2%.
•Gross profit for fiscal 2024 declined $3.1 million, or 0.3%, to $943.7 million while gross margin increased 90 basis points in fiscal 2024 to 29.5%, from 28.6% in fiscal 2023. On a non-GAAP basis, gross margin increased 110 basis points in fiscal 2024.
•Our operating income declined $25.3 million, or 12.0%, to $185.4 million in fiscal 2024. On a non-GAAP basis, operating income declined $4.4 million in fiscal 2024.
•Net income for fiscal 2024 was $108.0 million, or $1.62 per share on a diluted basis compared to $125.6 million, or $1.88 per share on a diluted basis in fiscal 2023. On a non-GAAP basis, net income in fiscal 2024 was $142.4 million, or $2.13 per share on a diluted basis compared to $138.5 million, or $2.07 per share on a diluted basis in fiscal 2023.
Recent Developments:
Cost and Simplicity program - Facility Closures and Business Exit
The following activities reflect our ongoing network optimization initiative to achieve a simpler, more efficient manufacturing and distribution network.
In our Pet segment, during the fourth quarter of fiscal year 2024, as part of our Cost and Simplicity program we decided to close a manufacturing facility in California, which we plan to exit in June 2025, and a facility in Arizona, which we plan to exit in January 2025. The associated pet bed, outdoor cushion and durable pet supply manufacturing and distribution activities will be transitioned to Central facilities in Indiana and North Carolina. As a result, we incurred approximately $7.5 million of one-time costs, including $5.2 million in cost of goods sold and $2.3 million in selling, general and administrative costs, comprised of charges for facility closures, the impairment of inventory and severance, the majority of which were non-cash. Additionally, related to the pet supplies business activities being transitioned, we recognized a non-cash impairment charge of $12.8 million related to the impairment of intangible assets due primarily to changing market conditions resulting from the decline in demand for durable products and increased international competition.
In our Garden segment, during the fourth quarter of fiscal year 2024, we recognized incremental expense of $3.9 million in selling, general and administrative expenses, related to facility closures and business exits announced in fiscal 2023 and earlier in fiscal 2024.

In our Garden segment, during the third quarter of fiscal year 2024, as part of our Cost and Simplicity program and in response to changing market conditions, we decided to exit the pottery business which we expect to be completed by calendar year-end 2025. Additionally, we closed a live goods distribution facility in Delaware and relocated our grass seed research facility from Oregon to Texas. As a result, in fiscal 2024 we incurred approximately $10.9 million of one-time costs, including $8.6 million in cost of goods sold and $2.3 million in selling, general and administrative costs, comprised of charges for the impairment of inventory and facility closures, the majority of which were non-cash.
In our Garden segment, during the second quarter of fiscal year 2024, as part of our Cost and Simplicity program we decided to close a manufacturing facility in California. Additionally, in the second quarter, we began the Southeast consolidation of four distribution locations into one new modern facility, which we expect to be completed by calendar year-end. As a result, we incurred approximately $5.3 million of one-time costs, including $2.5 million in cost of goods sold and $2.8 million in selling, general and administrative costs, comprised of charges for facility closures, severance, and impairment of inventory, the majority of which were non-cash.
Litigation Settlement Gain and Investment Impairment
Within corporate, we recognized a gain of $3.2 million during the fourth quarter of fiscal 2024, for the settlement of litigation, which is included in selling, general and administrative expense. Additionally, we recognized a $7.5 million non-cash impairment charge for two related private company investments that is included within Other income (expense) in the consolidated statement of operations.
Stock Dividend
In December 2023, our Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock, which shares were distributed on February 8, 2024, to stockholders of record as of January 8, 2024.
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
Unless noted, all Class A Common share and per share amounts contained in this Form 10-K have been retroactively adjusted to reflect the one-for-four stock dividend.
Fiscal 2024 Acquisition
In November 2023, we acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The addition of TDBBS expands our portfolio with bully and collagen sticks, bones and jerky, adds scale to our dog and cat business and enhances our eCommerce and direct-to-consumer capabilities.
Fiscal 2025 Stock Repurchases
Since our fiscal year ended September 28, 2024 through November 21, 2024, we repurchased 1.3 million shares of our non-voting common stock (CENTA) and 0.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of $51.7 million. As of November 21, 2024, we had $30.3 million remaining under our 2019 Repurchase Authorization.

Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.5	71.4	70.3
Gross profit	29.5	28.6	29.7
Selling, general and administrative	23.7	22.2	21.9
Operating income	5.8	6.4	7.8
Interest expense, net	(1.2)	(1.5)	(1.7)
Other expense, net	(0.2)	—	(0.1)
Income taxes	1.0	1.1	1.4
Net income	3.4%	3.8%	4.6%

Fiscal 2024 Compared to Fiscal 2023
Net Sales
Net sales for fiscal 2024 decreased $109.6 million, or 3.3%, to $3,200.5 million from $3,310.1 million in fiscal 2023. Fiscal 2024 included 52 weeks while fiscal 2023 included 53 weeks. Our branded product sales, which include products we produce under Central brand names and products we produce under third-party brands, decreased $80.2 million, and sales of other manufacturers’ products decreased $29.4 million. Sales of branded products represented approximately 78% of our net sales in both fiscal 2024 and fiscal 2023, and sales of other manufacturers' products represented 22% of our net sales.
Organic net sales, which exclude net sales from the acquisition of TDBBS in November 2023 and net sales from the independent garden channel distribution business we sold in the prior fiscal year, declined $127.9 million, or 3.9%, as compared to the prior fiscal year. The decline in organic net sales was due primarily to lower Pet sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented:

Category	2024	2023	2022
	(in millions)
Other garden products	$802.6	$832.2	$865.3
Other pet products	701.4	699.4	765.9
Other manufacturers' products	735.9	734.9	730.2
Dog & cat products	534.2	568.6	542.9
Wild bird	426.4	475.0	434.3
Total	$3,200.5	$3,310.1	$3,338.6
Pet net sales decreased $44.4 million, or 2.4%, to $1,832.8 million in fiscal 2024 from $1,877.2 million in fiscal 2023. Pet organic sales, which exclude net sales from the acquisition of TDBBS in November 2023, declined $110.8 million. Fiscal 2023 included an extra week compared to fiscal 2024. The decline in Pet net sales was volume-related and due primarily to lower demand for durable pet products, particularly in our outdoor cushion business, aquatics business, and pet bed business. These declines were partially offset by increased sales in our animal health business. Pet branded sales decreased $45.4 million, and sales of other manufacturers' products increased $1.0 million.
Garden net sales decreased $65.2 million, or 4.5%, to $1,367.7 million in fiscal 2024 from $1,432.9 million in fiscal 2023. Garden organic sales, which exclude net sales from the independent garden channel distribution business sold in the fourth quarter of fiscal 2023, decreased $17.1 million, or 1.2%. The Garden net sales decline was volume related and due primarily to lower sales in wild bird feed partially offset by increased sales in our controls and grass seed businesses. Additionally, fiscal 2023 included an extra week compared to fiscal 2024. Garden branded sales decreased $34.8 million, and sales of other manufacturers' products decreased $30.4 million.

Gross Profit
Gross profit in fiscal 2024 decreased $3.1 million, or 0.3%, to $943.7 million from $946.8 million in fiscal 2023. Gross margin improved 90 basis points to 29.5% in fiscal 2024 from 28.6% in fiscal 2023. The decline in gross profit resulted from decreased Garden gross profit, partially offset by an increase in Pet. The improved gross margin was due primarily to the higher gross margin in Pet partially offset by a lower gross margin in Garden. Both segments were adversely impacted by fiscal 2024 facility closure projects under our Cost and Simplicity initiative.
On a non-GAAP basis, excluding the charges associated with the facility closures in fiscal 2024, gross profit increased $3.5 million and gross margin improved 110 basis points to 30.0% in fiscal 2024. These increases were due primarily to the benefits resulting from Central's Cost and Simplicity program and lower inflation.
Both Pet and Garden benefitted from the results of the Cost and Simplicity program and lower inflation. The increase in the Pet gross margin was partially offset by a lower gross margin, as compared to the prior fiscal year. The decrease in Garden was due primarily to an approximately $19 million write-down of the value of our grass seed inventory due to a recent significant decrease in the market prices of grass seed and what we believe to be an industry-wide over supply of grass seed and lower sell through in our Live Goods business.
Selling, General and Administrative
Selling, general and administrative expenses increased $22.1 million, or 3.0%, from $736.2 million in fiscal 2023 to $758.3 million in fiscal 2024. As a percentage of net sales, selling, general and administrative expenses increased from 22.2% in fiscal 2023 to 23.7% in fiscal 2024. The increase was due to $21.1 million in expense related to the closure of facilities in both the Pet and Garden segments and intangible asset impairments, partially offset by the gain from a litigation settlement. Excluding these items and similar items in fiscal 2023, non-GAAP selling, general and administrative expense increased $7.9 million and increased as a percentage of net sales to 23.0% in fiscal 2024 compared from 22.0% in fiscal year 2023.
Selling and delivery expense increased $2.3 million, or 0.7%, to $339.8 million in fiscal 2024 and increased as a percentage of net sales from 10.2% in fiscal 2023 to 10.6% in fiscal 2024. The increase in selling and delivery expense was in the Pet segment due primarily to our acquisition of TDBBS in November 2023.
Warehouse and administrative expense increased $19.8 million, or 5.0%, to $418.5 million in fiscal 2024 and increased as a percentage of net sales from 12.0% in fiscal 2023 to 13.1% in fiscal 2024. The increase in warehouse and administrative expense was due to increases in both the Pet and the Garden segments, partially offset by lower corporate expense. The increases in both the Pet and Garden segments were due primarily to the charges related to the closure of facilities, the exit of the pottery business and the impairment of intangible assets. Excluding these expense items, warehouse and administrative expense increased $8.9 million in fiscal 2024 as compared to fiscal 2023, due primarily to the acquisition of TDBBS in November 2023.
Corporate expense decreased due primarily to lower equity compensation and the gain from a litigation settlement. Corporate expenses included within administrative expense relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $25.2 million, or 12.0%, to $185.4 million in fiscal 2024 from $210.6 million in fiscal 2023. Our operating margin was 5.8% in fiscal 2024, decreasing from 6.4% in fiscal 2023. Decreased sales of $109.6 million and increased selling, general and administrative expenses, partially offset by a 90 basis point increase in gross margin, contributed to the lower operating income. The increased selling, general administrative expenses were due primarily to facility closures and intangible asset impairments. Excluding the impact of these costs, on a non-GAAP basis, operating margin was 7.0% in fiscal 2024 compared to 6.9% in fiscal 2023.
Pet operating income increased $5.4 million, or 2.7%, to $203.4 million in fiscal 2024 from $198.0 million in fiscal 2023, due to an improved gross margin partially offset by lower net sales and increased selling, general and administrative expenses. Pet operating margin increased from 10.5% in fiscal 2023 to 11.1% in fiscal 2024. On a non-GAAP basis, Pet operating income increased $7.3 million in fiscal 2024 as compared to fiscal 2023 and operating margin improved to 12.2% in fiscal 2024 from 11.5% in fiscal 2023.
Garden operating income decreased $41.6 million, or 33.7%, to $81.9 million in fiscal 2024 from $123.5 million in fiscal 2023, due to lower sales, a lower gross margin, and higher selling, general and administrative expenses. Both gross margin and selling, general and administrative expenses were impacted by charges related to the closure of facilities and the planned exit of the pottery business. On a non-GAAP basis that excludes the impact of these charges in both fiscal 2024 and fiscal 2023, Garden non-GAAP operating income declined $19.4 million in fiscal 2024 as compared to fiscal 2023 and non-GAAP operating margin declined to 7.5% in fiscal 2024 from 8.5% in fiscal 2023 due primarily to a write-down of the value of our grass seed inventory due to a recent significant decrease in the market prices for grass seed and what we believe to be an industry-wide over supply of grass seed and lower sell through in our Live Plants business.
Corporate expenses decreased $10.9 million due primarily to lower equity compensation and the gain from a litigation settlement.

Net Interest Expense
Net interest expense decreased $11.8 million, or 23.7%, from $49.7 million in fiscal 2023 to $37.9 million in fiscal 2024. The decrease in net interest expense was due to increased interest income due primarily to higher cash balances during fiscal 2024.
Debt outstanding on September 28, 2024 was $1,190.0 million compared to $1,188.2 million as of September 30, 2023. Our average borrowing rate was 4.5% in both fiscal 2024 and fiscal 2023.
Other Income (Expense)
Other income (expense) is comprised of income or loss from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was an expense of $5.1 million in fiscal 2024 compared to income of $1.5 million in fiscal 2023, due primarily to a $7.5 million impairment in fiscal 2024 for two private company investments.
Income Tax
Our effective income tax rate was 23.2% for fiscal 2024 compared to 22.4% for fiscal 2023. The increase in our effective income tax rate was primarily due to an increase in the blended state income tax rate in fiscal 2024 as compared to fiscal 2023.
Net Income and Earnings Per Share
Our net income for fiscal 2024 was $108.0 million, or $1.62 per diluted share, compared to $125.6 million, or $1.88 per diluted share, for fiscal 2023. On a non-GAAP basis, net income in fiscal 2024 was $142.4 million, or $2.13 per diluted share, compared to $138.5 million, or $2.07 per diluted share, for fiscal 2023.
Fiscal 2023 Compared to Fiscal 2022
For a discussion of our results of operations in fiscal 2023 compared to fiscal 2022, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, non-GAAP operating income, non-GAAP gross profit and gross margin, non-GAAP selling, general and administrative expense, adjusted EBITDA and organic net sales. Management uses these non-GAAP financial measures that exclude the impact of specific items (described below) in making financial, operating and planning decisions and in evaluating our performance. Management believes that these non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While Management believes that non-GAAP measures are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization and stock-based compensation expense (or operating income plus depreciation and amortization expense and stock-based compensation expense). Adjusted EBITDA further excludes one-time charges related to facility closures exits of business, intangible and investment impairments and gains from a litigation settlement. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluations. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below.
Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures and business exit: we have excluded charges related to the closure of distribution and manufacturing facilities and our decision to exit the pottery business as they represent infrequent transactions that impact the comparability between operating periods. We believe these exclusions supplement the GAAP information with a measure that may be useful to investors in assessing the sustainability of our operating performance.

•Asset impairment charges: we exclude the impact of asset impairments on intangible assets and investments as such non-cash amounts are inconsistent in amount and frequency. We believe that the adjustment of these charges supplements the GAAP information with a measure that can be used to assess the performance of our ongoing operations.
•Gain from litigation settlement: we exclude the gain from a litigation settlement as it is a one-time occurrence. We believe that the exclusion of this gain supplements the GAAP information with a measure that can be used to assess the performance of our ongoing operations.
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
The non-GAAP adjustments made reflect the following:
Facility closures and business exits
(1)During the fourth quarter of fiscal year 2024, we recognized incremental expense of $7.5 million in our Pet segment in the consolidated statement of operations, from the closure of manufacturing facilities in California and Arizona. Additionally, we recognized incremental expense in our Garden segment of $3.9 million related to facility closures and business exits announced in fiscal 2023 and earlier in fiscal 2024.
(2)During the third quarter of fiscal 2024, we recognized incremental expense of $11.1 million in the consolidated statement of operations, from the decision to exit the pottery business, the closure of a live goods distribution facility in Delaware and the relocation of our grass seed research facility.
(3)During the second quarter of fiscal 2024, we recognized incremental expense of $5.3 million in the consolidated statement of operations from the closure of a manufacturing facility in California and the consolidation of our Southeast distribution network.
(4)During the fourth quarter of fiscal 2023, we recognized a gain of $5.8 million from the sale of our independent garden center distribution business, which includes the impact of associated facility closure costs. The gain is included in selling, general and administrative expense in the consolidated statement of operations.
(5)In fiscal 2023, we recognized incremental expense of $13.9 million in our Pet segment in the consolidated statement of operations from the closure of a manufacturing and distribution facility in Texas. Additionally, we recognized incremental expense of $1.8 million in our Pet segment in the consolidated statement of operations, from the closure of a second manufacturing and distribution facility in Texas.
Intangible Impairments
(6)During the fourth quarter of fiscal 2024, we recognized a non-cash impairment charge in our Pet segment of $12.8 million related to the impairment of intangible assets due primarily to changing market conditions resulting from the decline in demand for durable products and increased international competition.
(7)In fiscal 2023, we recognized a non-cash impairment charge in our Pet segment of $2.8 million related to the impairment of intangible assets caused by the loss of a significant customer in our live fish business. Also, we recognized a non-cash impairment charge in our Garden segment of $3.9 million related to the impairment of intangible assets due to reduced demand for products we sold under an acquired trade name. The impairments were recorded as part of selling, general and administrative costs.
Gain from litigation and investment impairment
(8)Within corporate, the Company received $3.2 million during the fourth quarter of fiscal 2024 in settlement of litigation which gain is included in selling, general and administrative expense. Additionally, we recognized a $7.5 million non-cash impairment charge for two related private company investments that is included within Other income (expense) in the consolidated statement of operations.

Net Income and Diluted Net Income Per Share Reconciliation		GAAP to Non-GAAP Reconciliation
		Fiscal Year Ended
		September 28, 2024	September 30, 2023
		(in thousands, except per share amount)

GAAP net income attributable to Central Garden & Pet Company		$107,983	$125,643
Facility closures	(1)(2)(3)(5)	27,842	15,672
Intangible impairments	(6)(7)	12,790	6,731
Litigation settlement	(8)	(3,200)	—
Independent channel distribution business sale	(4)	—	(5,844)
Investment impairment	(8)	7,461	—
Tax effect of adjustments		(10,437)	(3,705)
Non-GAAP net income attributable to Central Garden & Pet Company		$142,439	$138,497
GAAP diluted net income per share		$1.62	$1.88
Non-GAAP diluted net income per share		$2.13	$2.07
Shares used in GAAP and non-GAAP diluted net income per share calculation		66,860	66,783

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Fiscal Year Ended September 28, 2024			Fiscal Year Ended September 30, 2023
	GAAP	Adjustments(1)(2)(3)(6)(8)	Non-GAAP	GAAP	Adjustments(4)(5)(7)	Non-GAAP
	(in thousands)			(in thousands)
Net sales	$3,200,460	$—	$3,200,460	$3,310,083	$—	$3,310,083
Cost of goods sold and occupancy	2,256,725	16,349	2,240,376	2,363,241	9,761	$2,353,480
Gross profit	943,735	(16,349)	960,084	946,842	(9,761)	$956,603
Selling, general and administrative expenses	758,348	21,083	737,265	736,196	6,798	$729,398
Income from operations	$185,387	$(37,432)	$222,819	$210,646	$(16,559)	$227,205

Gross margin	29.5%		30.0%	28.6%		28.9%
Operating margin	5.8%		7.0%	6.4%		6.9%

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Fiscal Year Ended
		September 28, 2024	September 30, 2023
		(in thousands)
GAAP operating income		$203,425	$198,004
Facility closures	(1)(5)	7,549	15,672
Intangible impairments	(6)(7)	12,790	2,785
Non-GAAP operating income		$223,764	$216,461
GAAP operating margin		11.1%	10.5%
Non-GAAP operating margin		12.2%	11.5%

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Fiscal Year Ended
		September 28, 2024	September 30, 2023
		(in thousands)
GAAP operating income		$81,893	$123,455
Facility closures	(1)(2)(3)	20,293	—
Independent channel distribution business sale	(4)	—	(5,844)
Intangible impairments	(7)	—	3,946
Non-GAAP operating income		$102,186	$121,557
GAAP operating margin		6.0%	8.6%
Non-GAAP operating margin		7.5%	8.5%

Organic Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Fiscal Year Ended September 28, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Reported net sales FY 2024	$3,200.5	$66.4	$3,134.1
Reported net sales FY 2023	3,310.1	48.1	3,262.0
$ decrease	$(109.6)	$18.3	$(127.9)
% decrease	(3.3)%		(3.9)%

Organic Pet Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Fiscal Year Ended September 28, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Reported net sales FY 2024	$1,832.8	$66.4	$1,766.4
Reported net sales FY 2023	1,877.2	—	1,877.2
$ decrease	$(44.4)	$66.4	$(110.8)
% decrease	(2.4)%		(5.9)%

Organic Garden Segment Net Sales Reconciliation	GAAP to Non-GAAP Reconciliation
	Fiscal Year Ended September 28, 2024
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Reported net sales FY 2024	$1,367.7	$—	$1,367.7
Reported net sales FY 2023	1,432.9	48.1	1,384.8
$ decrease	$(65.2)	$(48.1)	$(17.1)
% decrease	(4.6)%		(1.2)%

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Fiscal Year Ended September 28, 2024
		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet		$—	$—	$—	$107,983
Interest expense, net		—	—	—	37,872
Other expense		—	—	—	5,090
Income tax expense		—	—	—	33,112
Net income attributable to noncontrolling interest		—	—	—	1,330
Sum of items below operating income		—	—	—	77,404
Income (loss) from operations		203,425	81,893	(99,931)	185,387
Depreciation & amortization		43,642	44,403	2,762	90,807
Noncash stock-based compensation		—	—	20,583	20,583
Non-GAAP adjustments	(1)(2)(3)(6)(8)	20,339	20,293	(3,200)	37,432
Adjusted EBITDA		$267,406	$146,589	$(79,786)	$334,209

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Fiscal Year Ended September 30, 2023
		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet		$—	$—	$—	$125,643
Interest expense, net		—	—	—	49,663
Other income		—	—	—	(1,462)
Income tax expense		—	—	—	36,348
Net income attributable to noncontrolling interest		—	—	—	454
Sum of items below operating income		—	—	—	85,003
Income (loss) from operations		198,004	123,455	(110,813)	210,646
Depreciation & amortization		41,126	43,375	3,199	87,700
Noncash stock-based compensation		—	—	27,990	27,990
Non-GAAP adjustments	(4)(5)(7)	18,457	(1,898)	—	16,559
Adjusted EBITDA		$257,587	$164,932	$(79,624)	$342,895
Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, interest rates, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal years 2021 through 2023, we were adversely impacted by high input costs due to inflation, particularly relating to prices for grain and seed, fuel and the ingredients used in our garden controls and fertilizer business as well as heightened import costs such as shipping container costs and tariffs. In fiscal 2022, our gross and operating margins increased as we were able to sufficiently increase prices and volumes to offset higher input costs. Costs continued rise in fiscal 2023, however, and we were unable to continue to increase prices and our gross and operating margins were negatively impacted. Inflation began to moderate in late fiscal year 2023 and continued to moderate in fiscal 2024, and we were able to benefit from lower cost inventory and significant productivity gains resulting in improved margins.
In fiscal 2022, we experienced increasing inflationary pressure, including notable increases in costs for key commodities, materials, labor and freight. During fiscal 2023, we continued to experience inflationary pressures, although at a reduced rate in the latter months of the fiscal year. In fiscal 2024, we experienced moderating inflation.

Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2024, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period.
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
Operating Activities
Net cash provided by operating activities increased $13.3 million, from $381.6 million in fiscal 2023 to $394.9 million in fiscal 2024. The increase in cash provided was due primarily to changes in our working capital accounts, due to increases in accounts payable and accrued expenses, partially offset by a lower amount of cash generated from the decrease in accounts receivable, as compared to the prior year.
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
Investing Activities
Net cash used in investing activities increased $70.6 million from $34.6 million in fiscal 2023 to $105.2 million in fiscal 2024. The increase in cash used in investing activities was due primarily to our acquisition of TDBBS, LLC.
Net cash used in investing activities decreased $108.4 million from $143.0 million in fiscal 2022 to $34.6 million in fiscal 2023. The decrease in cash used in investing activities was due primarily to reduced capital expenditures, decreased investments in fiscal 2023 compared to fiscal 2022, and proceeds received from the sale of our independent garden center distribution business.
Financing Activities
Net cash used in financing activities decreased $12.1 million from $37.6 million in fiscal 2023 to $25.4 million in fiscal 2024. The decrease in cash used in financing activities during the current year was due primarily to lower stock repurchase activity in fiscal 2024 compared to fiscal 2023.
Net cash used in financing activities decreased $29.2 million from $66.8 million of cash used in fiscal 2022 to $37.6 million of cash used in fiscal 2023. The decrease in cash used in financing activities during the current year was due primarily to lower stock repurchase activity in fiscal 2023 compared to fiscal 2022.
We expect that our principal sources of funds will be cash generated from our operations, proceeds from our debt and equity offerings, and, if necessary, borrowings under our $750 million asset backed loan facility. See Note11 - Long-Term Debt, for more information about our debt. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months and beyond. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.

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
Stock Repurchases
During fiscal 2024, we repurchased approximately 0.3 million shares of our non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $10.7 million and approximately 3 thousand shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $109 thousand. During fiscal 2023, we repurchased approximately 0.8 million shares of our non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $22.9 million and approximately 0.3 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $8.7 million.
In August 2019, our Board of Directors authorized a share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 28, 2024, we had $82 million remaining under our 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized us to make supplemental purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 28, 2024, the Company had authorization remaining to repurchase up to 38 thousand shares under its Equity Dilution Authorization.
During the period September 29, 2024 through November 21, 2024, we repurchased 1.3 million shares of our non-voting common stock (CENTA) and 0.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of $51.7 million. As of November 21, 2024, we had $30.3 million remaining on under our 2019 Repurchase Authorization.
Total Debt
At September 28, 2024, our total debt outstanding was $1,190.0 million versus $1,188.2 million at September 30, 2023.
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
We may redeem some or all of the 2031 Notes at any time, at our option, prior to April 30, 2026, at the principal amount plus a "make whole" premium. The Company may redeem some or all of the 2031 Notes at its option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require us to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 28, 2024.

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
We may redeem some or all of the 2030 Notes at any time, at our option, prior to October 15, 2025, at a price equal to 100% of the principal amount plus a “make-whole” premium. We may redeem some or all of the 2030 Notes, at our option at any time on or after October 15, 2025 for 102.063%, on or after October 15, 2026 for 101.375%, on or after October 15, 2027 for 100.688% and on or after October 15, 2028 for 100.0%, plus accrued and unpaid interest.
The holders of the 2030 Notes have the right to require us to repurchase all or a portion of the 2030 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 28, 2024.
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
We may redeem some or all of the 2028 Notes, at our option, at any time before December 31, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 28, 2024.
Asset-Based Loan Facility
On December 16, 2021, we entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if we exercise the uncommitted accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 16, 2026. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $481 million as of September 28, 2024. The Credit Facility includes a $50 million sublimit for the issuance of commercial and standby letters of credit and a $75 million sublimit for Swing Loan borrowings. As of September 28, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other letters of credit of $3.0 million outstanding as of September 28, 2024.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between1.00%-1.50%, and was 1.0% as of September 28, 2024, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 28, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Credit Facility. Standby letter of credit fees accruing at the applicable margin on the average undrawn and unreimbursed amounts of standby letters of credit are payable quarterly, and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Credit Facility. As of September 28, 2024, the applicable interest rate related to Base Rate borrowings was 8.0%, and the applicable interest rate related to one-month SOFR-based borrowings was 5.8%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of September 28, 2024.
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

Summarized Statements of Operations
(in thousands)	Fiscal Year Ended		Fiscal Year Ended
	September 28, 2024		September 30, 2023
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Net sales	$694,083	$2,491,748	$768,207	$2,531,503
Gross profit	154,310	771,737	166,370	767,480
Income (loss) from operations	(6,164)	189,406	(32,001)	244,164
Equity in earnings of Guarantor subsidiaries	163,797	—	191,793	—
Net income (loss)	(58,047)	163,797	(63,840)	191,793

Summarized Balance Sheet Information
(in thousands)	As of		As of
	September 28, 2024		September 30, 2023
	(in thousands)
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
Current assets	$936,497	$896,476	$661,660	$999,218
Intercompany receivable from Non-guarantor subsidiaries	76,084	—	69,404	—
Other assets	3,799,521	3,330,344	3,402,000	2,762,797
Total assets	$4,812,102	$4,226,820	$4,133,064	$3,762,015

Current liabilities	$164,607	$342,289	$155,793	$294,686
Intercompany payable from Non-guarantor subsidiaries	—	1,003	—	766
Long-term debt	1,189,655	154	1,187,771	186
Other liabilities	1,888,312	234,308	1,308,736	60,611
Total liabilities	$3,242,574	$577,754	$2,652,300	$356,249
Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.2	$0.1	$0.1	$0.1	$—	$1,200.0	$1,200.5
Interest payment obligations (2)	52.5	52.5	52.5	44.8	37.1	43.3	282.7
Operating leases	65.0	53.7	42.6	30.8	24.7	55.6	272.4
Purchase commitments (3)	102.1	14.5	8.5	6.0	2.1	2.4	135.6
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$219.8	$120.8	$103.7	$81.7	$63.9	$1,301.3	$1,891.2
(1)Excludes $3.0 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $10.3 million as of September 28, 2024, of which $1.6 million is amortizable until February 2028, $4.8 million is amortizable until October 2030 and $4.0 million is amortizable until April 2031, and is included in the carrying value of the long-term debt. See Note 11 - Long-Term Debt to the consolidated financial statements for further discussion of long-term debt.
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
(4)Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $0.1 million were made in fiscal 2024 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2025 for Hydro-Organics Wholesale, Inc. and the payments are capped at $1.0 million per year.
Recent Accounting Pronouncements
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 – Organization and Significant Accounting Policies for a summary of recent accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions are required for, among other items, accounts receivable and inventory realizable values, fixed asset lives, long-lived asset valuation and impairments, intangible asset lives, stock-based compensation, deferred and current income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.
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
We test goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our two reporting segments to the Company’s total market capitalization.
Determining the fair value of a reporting segment involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting segments is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting segments; (ii) estimated future cash flows; and (iii) projected revenue and operating profit growth rates used in the reporting segment models. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.
Our goodwill is associated with our Pet segment and our Garden segment. In connection with our annual goodwill impairment testing performed during fiscal 2024, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal year 2024, and accordingly, no further testing of goodwill was required in fiscal 2024.

In connection with our annual goodwill impairment testing performed during fiscal 2023, we elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. We completed our quantitative assessment of potential goodwill and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amounts.
In connection with our annual goodwill impairment testing performed during fiscal year 2022, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal year 2022, and accordingly, no further testing of goodwill was required in fiscal year 2022.
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
During fiscal 2024, 2023 and 2022, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. We recognized impairment losses on certain intangible assets of $12.8 million and $11.5 million in fiscal years 2024 and 2023, respectively, and there were no impairment losses recorded in fiscal year 2022.
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
We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a variation of the income approach, whereby a forecast of future cash flows attributable to the asset is discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s expected useful life. Refer to Note 3 - Acquisitions and Investments in Joint Ventures, to the consolidated financial statements included in this Annual Report for additional information regarding our acquisitions.
Our contractual commitments are presented under the caption Liquidity and Capital Resources.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 28, 2024 under our Credit Facility. However, if our Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.9 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet treat ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 28, 2024, we had entered into fixed purchase commitments for commodities totaling approximately $135.6 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $13.6 million as the related inventory containing those inputs is sold.
Foreign Currency Risks. Our market risk associated with foreign currency rates is not material. To date, we have had minimal sales outside of the United States. Purchases made by our U.S. subsidiaries from foreign vendors are primarily made in U.S. dollars. Our international subsidiary transacts most of its business in British pounds and Canadian dollars. Therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial to our current business.

Item 8. Financial Statements and Supplementary Data
See pages beginning at F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 28, 2024.
Remediation of Previously Disclosed Material Weaknesses
We previously identified and disclosed in our Form 10-K for the fiscal year ended September 30, 2023, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended December 30, 2023, March 30, 2024, and June 29, 2024, material weaknesses in our internal controls over financial reporting. The material weaknesses identified related to (1) certain information technology general computer controls ("ITGC’s") at our Live Plant and Green Garden businesses and (2) controls related to an outsourced service provider that supports certain of the Company’s revenue processes for our Live Plant business. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGC’s and lack of controls around outsourced IT service provider data were also deemed ineffective. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
As of September 28, 2024, we have completed our remediation activities including testing of the design and concluding on the operating effectiveness of the related controls. The remediation activities included, but are not limited to:
•Instituted a ITGC material weakness remediation team;
•Implemented defined standards & control processes;
•Enhanced the training of personnel on the design and operation of our internal controls over financial reporting;
•Developed monitoring controls and protocols allowing us to timely assess the design and operating effectiveness of the new and redesigned controls;
•Hired an additional resource with an appropriate level of knowledge and experience; and
•Expanded and formalized controls related to recording revenue from an outsourced service provider that supports certain of the Company's revenue processes for our Live Plant business.
Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these new or redesigned controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2024. Based on that evaluation, management concluded that other than the improvements to our internal control over financial reporting to remediate the material weaknesses discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.
Item 9B. Other Information
During the quarter ended September 28, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement [1]	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration [2]	Other Material Terms	Date Terminated
Brooks M. Pennington III, Director	8/29/2024	Rule 10b5-1 Trading Arrangement	Up to 27,789 shares of CENTA to be sold [3]	2/10/2025 through 5/14/2027	N/A	N/A
1Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").
2The Rule 10b5-1 Trading Arrangements permit transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. The Rule 10b5-1 Trading Arrangements only permit transactions upon expiration of the applicable mandatory cooling-off period under the Rule. The Rule 10b5-1 Trading Arrangements also provide for automatic expiration in the event of certain events, including written notice of death or legal incapacity, filing of a bankruptcy petition, upon transfer of the securities account to another broker-dealer; the closing of a merger, recapitalization, consolidation or similar transaction, or the termination of the Rule 10b5-1 Trading Arrangement by the executive.
3Includes options to purchase 20,446 shares of CENTA of which only the amount of net shares issued after withholding shares to cover the exercise price and tax withholding will be sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at www.central.com/about-us/what-we-stand-for.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports,” “Code of Ethics,” and "Restrictions on Transactions in Company Stock by Directors and Officers." See also Item 1 – Business above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders under the captions “Stock Ownership of Management and Principal Shareholders” and "Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(i)Consolidated Financial Statements of Central Garden & Pet Company are attached to this Form 10-K beginning on page F-1:
Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
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
(2)Exhibits:
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, dated as of March 31, 2022	8-K	001-33268	3.1	4/1/2022
4.1	Specimen Common Stock Certificate	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate	10-K	001-33268	4.2	11/29/2017
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-33268	4.2	3/8/2010
4.4	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as t0rustee, relating to the 5.125% Senior Notes due 2028	8-K	001-33268	4.1	12/14/2017
4.5.	Ninth Supplemental Indenture, dated as of March 30, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Note due 2028	10-Q	001-33268	4.1	5/7/2019
4.6	Tenth Supplemental Indenture, dated as of June 29, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028	10-Q	001-33268	4.1	8/2/2019
4.7	Eleventh Supplemental Indenture, dated as of October 16, 2020, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 4.125% Senior Notes due 2030	8-K	001-33268	4.1	10/16/2020
4.8	Twelfth Supplemental Indenture, dated as of March 10, 2021 by P&M Solutions, LLC, the Company, the other Guarantors and Wells Fargo Bank, National Association as trustee.	10-Q	001-33268	4.1	5/6/20213
4.9	Thirteenth Supplemental Indenture, dated effective as of April 9, 2021 by (i) Flora Parent, Inc., (ii) Seed Holdings, Inc., (iii) Plantation Products, LLC, (iv) Ferry-Morse Seed Company, (v) Livingston Seed Company, (vi) MARTEAL LTD, (vii) A.E. MCKENZIE CO. ULC, the Company, the other Guarantors and Wells Fargo Bank, National Association, as trustee.	10-Q	001-33268	4.2	5/6/20213
4.10	Fourteenth Supplemental Indenture, dated as of March 3, 2023, by and among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2028 and the 4.125% Senior Notes due 2030.	10-Q	001-33268	4.1	5/4/2023
4.11
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
		10-Q	001-33268	4.2	8/8/2024
4.12	Indenture, dated as of April 30, 2021, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.125% Senior Notes due 2031.	8-K	001-33268	4.1	4/30/2021
4.13	First Supplemental Indenture, dated as of March 3, 2023 among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, paying agent and registrar under such indenture, relating to the 4.125% Senior Notes due 2031.	10-Q	001-33268	4.2	5/4/2023
4.14	Second Supplemental Indenture and Guarantee, dated as of February 7, 2024 among (i) BRP Hold Nightingale, LLC, (ii) BRP Hold Ox, LLC, (iii) TDBBS, LLC, (each of (i)-(iii), each, a “New Guarantor” and, collectively, the “New Guarantors) and Central Garden & Pet Company (together with its successors and assigns, the “Company”) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee, paying agent and registrar under such Indenture	10-Q	001-33268	4.1	8/8/2024
4.15	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33268	4.12	11/27/2019
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors	10-K	001-33268	10.1	11/29/2017
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
		10-Q	001-33268	10.1	8/3/2023
10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.5*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.1	12/9/2004
10.6*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.2	12/9/2004
10.7*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010
10.8*	Form of Central Garden & Pet Company 2003 Omnibus Equity Incentive Plan Performance Unit Agreement	8-K	001-33268	10.1	2/9/2022
10.9*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020	10-K	001-33268	10.7	11/24/2020
10.10*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.1	2/3/2005
10.11*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.2	2/3/2005
10.21*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships	8-K	000-20242	10.1	10/14/2005
10.22*	Form of Post-Termination Consulting Agreement	8-K	000-20242	10.2	10/14/2005
10.23	Promotion Letter of Niko Lahanas dated September 26, 2024					X
10.24	Promotion Letter of Bradley Smith dated September 25, 2024					X
19	Insider Trading Policy					X
21	List of Subsidiaries					X
22	List of Guarantor Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350						X
97	Compensation Recovery Policy					X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended September 28, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as block text and including detailed tags.					X
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 27, 2024

CENTRAL GARDEN & PET COMPANY

By	/s/ Nicholas Lahanas
Nicholas Lahanas
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Nicholas Lahanas	Chief Executive Officer (Principal Executive Officer)	November 27, 2024
Nicholas Lahanas

/s/ Bradley G. Smith	Chief Financial Officer (Principal Financial Officer)	November 27, 2024
Bradley G. Smith

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 27, 2024
Howard A. Machek

/s/ William E. Brown	Chairman	November 27, 2024
William E. Brown

/s/ Mary Beth Springer	Director	November 27, 2024
Mary Beth Springer

/s/ Courtnee Chun	Director	November 27, 2024
Courtnee Chun

/s/ Lisa Coleman	Director	November 27, 2024
Lisa Coleman

/s/ Brendan P. Dougher	Director	November 27, 2024
Brendan P. Dougher

/s/ Michael J. Griffith	Director	November 27, 2024
Michael J. Griffith

/s/ Christopher Metz	Director	November 27, 2024
Christopher Metz

/s/ Brooks M. Pennington III	Director	November 27, 2024
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 27, 2024
John R. Ranelli

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of TDBBS, LLC, which we acquired in November 2023 and whose financial statements constitute 1% and 2% of the consolidated total assets and net sales, respectively, as of and for the fiscal year ended September 28, 2024. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon this assessment, such officers concluded the Company maintained effective internal control over financial reporting as of September 28, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which appears on page F-5 of this Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Central Garden & Pet Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the fiscal years ended September 28, 2024, September 30, 2023, and September 24, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the fiscal years ended September 28, 2024, September 30, 2023, and September 24, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Net Sales - Revenue Recognition for Consignment Arrangements — Refer to Note 1 to the financial statements
Critical Audit Matter Description
Under consignment arrangements, a component of the Garden segment net sales, the customer receives the product at its retail locations, but the Company retains the title to the product until it is purchased by the retail consumer. When products are sold under consignment arrangements, the Company recognizes revenue when control over such products has transferred to the retail consumer. The initiation, processing, and recording of certain transactions under a specific consignment arrangement with a retailer customer relies upon the accuracy and completeness of revenues reported by its customer and revenue transaction processing services provided by a third party.
We identified revenue recognition for this consignment arrangement included in net sales for the fiscal year ended September 28, 2024, to be a critical audit matter because of the nature of the information used by the Company to recognize revenue. This required a high degree of audit judgment and an increased extent of effort to evaluate the accuracy and completeness of information reported by the Company’s customer and third-party transaction processing services provider.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognized for this consignment arrangement included the following, among others:

•We tested the effectiveness of controls over recognizing consignment revenue.

•With the assistance of data specialists, we created data visualizations to analyze journal entries to (i) identify significant transaction types in the revenue population and (ii) evaluate trends in the transactional revenue data, significant transaction types, and related accounts affecting revenue.
•For a sample of transactions, we performed a test of details on those related accounts determined to have a significant relationship with revenue, including accounts receivable and cash collections.
•We traced the recording of point-of-sale revenue transactions into the Company’s records to test how revenue transactions are captured, processed, and aggregated.
•We performed a proof of cash reconciliation that reconciled cash deposits to revenue recognized throughout the year. For a selection of deposits received during the period, we performed detailed transaction testing, including agreeing the amount of the deposit received and the amount recognized as revenue during the period to underlying source documents, including cash receipts.
•We selected a sample of credits issued after the end of the fiscal year and performed detailed transaction testing by agreeing the credit amount to documents supporting the authorization of the issuance of the credit and to evaluate if the credit was recognized in the correct period.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
November 27, 2024

We have served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Central Garden & Pet Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 28, 2024, of the Company and our report dated November 27, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the acquired operations of TDBBS, LLC, which was acquired on November 3, 2023, and whose financial statements constitute 1% and 2% of the consolidated total assets and net sales, respectively, as of and for the fiscal year ended September 28, 2024. Accordingly, our audit did not include the internal control over financial reporting at TDBBS, LLC.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
November 27, 2024

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 28, 2024	September 30, 2023
	(in thousands, except share and per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$753,550	$488,730
Restricted cash	14,853	14,143
Accounts receivable, net	326,220	332,890
Inventories, net	757,943	838,188
Prepaid expenses and other	34,240	33,172
Total current assets	1,886,806	1,707,123
Plant, property and equipment, net	379,166	391,768
Goodwill	551,361	546,436
Other intangible assets, net	473,280	497,228
Operating lease right-of-use assets	205,137	173,540
Other assets	57,689	62,553
Total	$3,553,439	$3,378,648
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212,606	$190,902
Accrued expenses	245,226	216,241
Current lease liabilities	57,313	50,597
Current portion of long-term debt	239	247
Total current liabilities	515,384	457,987
Long-term debt	1,189,809	1,187,956
Long-term lease liabilities	173,086	135,621
Deferred income taxes and other long-term obligations	117,615	144,271
Commitments and contingencies (Note 12)
Equity:
Common stock ($0.01 par value; 80 million shares authorized; 11,074,620 and 11,077,612 issued at September 28, 2024 and September 30, 2023, respectively)	111	111
Class A common stock ($0.01 par value; 100 million shares authorized; 54,446,194 and 54,472,902 issued at September 28, 2024 and September 30, 2023, respectively)	544	544
Class B stock ($0.01 par value; 3 million shares authorized; 1,602,374 and 1,602,374 issued at September 28, 2024 and September 30, 2023, respectively)	16	16
Additional paid-in capital	598,098	594,282
Retained earnings	959,511	859,370
Accumulated other comprehensive loss	(2,626)	(2,970)
Total Central Garden & Pet shareholders’ equity	1,555,654	1,451,353
Noncontrolling interest	1,891	1,460
Total equity	1,557,545	1,452,813
Total	$3,553,439	$3,378,648
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
	(in thousands, except per share amounts)
Net sales	$3,200,460	$3,310,083	$3,338,588
Cost of goods sold	2,256,725	2,363,241	2,346,283
Gross profit	943,735	946,842	992,305
Selling, general and administrative expenses	758,348	736,196	732,269
Operating income	185,387	210,646	260,036
Interest expense	(57,527)	(57,025)	(58,253)
Interest income	19,655	7,362	719
Other income (expense), net	(5,090)	1,462	(3,596)
Income before income taxes and noncontrolling interest	142,425	162,445	198,906
Income tax expense	33,112	36,348	46,234
Net income including noncontrolling interest	109,313	126,097	152,672
Net income attributable to noncontrolling interest	1,330	454	520
Net income attributable to Central Garden & Pet Company	$107,983	$125,643	$152,152
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.64	$1.92	$2.29
Diluted	$1.62	$1.88	$2.24
Weighted average shares used in the computation of net income per share:
Basic	65,711	65,493	66,525
Diluted	66,860	66,783	68,031

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
	(in thousands)
Net income	$109,313	$126,097	$152,672
Other comprehensive income (loss):
Foreign currency adjustment, net of tax	344	1,175	(3,314)
Total comprehensive income	109,657	127,272	149,358
Comprehensive income attributable to noncontrolling interest	1,330	454	520
Comprehensive income attributable to Central Garden & Pet Company	$108,327	$126,818	$148,838

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Central Garden & Pet Company
	(in thousands, except per share amounts)
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 25, 2021	11,335,658	$113	56,090,659	$561	1,612,374	$16	$576,308	$646,082	$(831)	$1,222,249	$1,292	$1,223,541
Amortization of share-based awards	—	—	—	—	—	—	18,610	—	—	18,610	—	18,610
Restricted share activity	—	—	213,323	2	—	—	(3,036)	—	—	(3,034)	—	(3,034)
Issuance of common stock	—	—	326,716	3	—	—	4,835	—	—	4,838	—	4,838
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(806)	(806)
Repurchase of stock	(39,307)	—	(1,733,240)	(17)	—	—	(14,797)	(42,981)	—	(57,795)	—	(57,795)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,314)	(3,314)	—	(3,314)
Net income	—	—	—	—	—	—	—	152,152	—	152,152	520	152,672
Balance, September 24, 2022	11,296,351	113	54,897,458	549	1,612,374	16	581,920	755,253	(4,145)	1,333,706	1,006	1,334,712
Amortization of share-based awards	—	—	—	—	—	—	20,117	—	—	20,117	—	20,117
Restricted share activity	—	—	75,471	1	—	—	(4,767)	—	—	(4,766)	—	(4,766)
Issuance of common stock	—	—	343,085	2	—	—	6,212	—	—	6,214	—	6,214
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of stock	(228,739)	(2)	(843,112)	(8)	—	—	(9,200)	(21,526)	—	(30,736)	—	(30,736)
Other comprehensive income	—	—	—	—	—	—	—	—	1,175	1,175	—	1,175
Net income	—	—	—	—	—	—	—	125,643	—	125,643	454	126,097
Balance, September 30, 2023	11,077,612	111	54,472,902	544	1,602,374	16	594,282	859,370	(2,970)	1,451,353	1,460	1,452,813
Amortization of share-based awards	—	—	—	—	—	—	13,785	—	—	13,785	—	13,785
Restricted share activity	—	—	(84,508)	(1)	—	—	(8,495)	—	—	(8,496)	—	(8,496)
Issuance of common stock	—	—	393,987	4	—	—	1,527	—	—	1,531	—	1,531
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(899)	(899)
Repurchase of stock	(2,992)	—	(336,187)	(3)	—	—	(3,001)	(7,842)	—	(10,846)	—	(10,846)
Other comprehensive income	—	—	—	—	—	—	—	—	344	344	—	344
Net income	—	—	—	—	—	—	—	107,983	—	107,983	1,330	109,313
Balance, September 28, 2024	11,074,620	$111	54,446,194	$544	1,602,374	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$109,313	$126,097	$152,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,807	87,700	80,948
Amortization of deferred financing costs	2,687	2,698	2,657
Non-cash lease expense	56,180	51,868	48,656
Stock-based compensation	20,583	27,990	25,817
Debt extinguishment costs	—	—	169
Gain on sale of business	—	(5,845)	—
Deferred income taxes	(14,482)	(12,253)	28,128
Facility closures and business exit costs	27,842	15,674	—
Impairment of intangibles	12,790	—	—
Other asset impairments	7,462	750	—
Other	906	(525)	(648)
Changes in assets and liabilities (excluding businesses acquired):
Receivables	11,857	43,980	7,004
Inventories	84,306	86,980	(256,443)
Prepaid expenses and other assets	11,944	8,813	(6,031)
Accounts payable	18,373	(19,962)	(31,209)
Accrued expenses	17,152	6,766	(33,495)
Other long-term obligations	(12,631)	9,595	(7,728)
Operating lease liabilities	(50,197)	(48,692)	(44,527)
Net cash provided by (used in) operating activities	394,892	381,634	(34,030)
Cash flows from investing activities:
Additions to property, plant and equipment	(43,135)	(53,966)	(115,205)
Business acquired, net of cash acquired	(60,226)	—	—
Proceeds from sale of business	—	20,000	—
Payments for investments	(1,650)	(500)	(27,818)
Other investing activities	(175)	(115)	40
Net cash used in investing activities	(105,186)	(34,581)	(142,983)
Cash flows from financing activities:
Repayments on revolving line of credit	—	(48,000)	—
Borrowings on revolving line of credit	—	48,000	—
Repayments of long-term debt	(370)	(338)	(1,096)
Repurchase of common stock, including shares surrendered for tax withholding	(24,075)	(37,161)	(62,287)
Payments of contingent consideration	(95)	(54)	(216)
Distribution to noncontrolling interest	(899)	—	(806)
Payment of financing costs	—	—	(2,410)
Net cash used in financing activities	(25,438)	(37,553)	(66,815)
Effect of exchange rate changes on cash and equivalents	1,261	1,189	(3,510)
Net increase (decrease) in cash, cash equivalents and restricted cash	265,530	310,689	(247,338)
Cash, cash equivalents and restricted cash at beginning of year	502,873	192,184	439,522
Cash, cash equivalents and restricted cash at end of year	$768,403	$502,873	$192,184
Supplemental information:
Cash paid for interest	$57,531	$57,143	$57,928
Cash paid for income taxes – net of refunds	53,582	17,910	34,964
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	1,936	2,243	8,016
Liability for contingent performance based payments	(20)	(374)	(847)
Shares of common stock repurchased but not settled	536	—	911
Lease liabilities arising from obtaining right-of-use assets	95,391	42,777	70,794
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 28, 2024,
September 30, 2023, and September 24, 2022
1. Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third-party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended September 28, 2024 included 52 weeks, the fiscal year ended September 30, 2023 included 53 weeks and the fiscal year ended September 24, 2022 included 52 weeks.
Stock Dividend - In December 2023, the Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A Common Stock were distributed on February 8, 2024, to stockholders of record as of January 8, 2024.
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
Revenue Recognition and Nature of Products and Services
The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract, and when control over the finished goods transfers to retail consumers in consignment arrangements. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022 was $12.8 million, $13.6 million and $15.8 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cost of goods sold consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022 was $87.1 million, $97.1 million and $100.8 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $56.2 million, $43.6 million and $54.7 million in fiscal 2024, 2023 and 2022, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $6.8 million for fiscal 2024, $7.9 million for fiscal 2023 and $7.2 million for fiscal 2022. In fiscal 2024, 2023 and 2022, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 198,697, 216,000 and 170,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2024 and 2023, the Company had valuation allowances related to various state and foreign net deferred tax assets of $9.9 million and $7.7 million, respectively.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 28, 2024, September 30, 2023 and September 24, 2022, respectively (in thousands).

	September 28, 2024	September 30, 2023	September 24, 2022
	(in thousands)
Cash and cash equivalents	$753,550	$488,730	$177,442
Restricted cash	14,853	14,143	14,742
Total cash, cash equivalents and restricted cash	$768,403	$502,873	$192,184

Accounts receivable are carried at their estimated net realizable value. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.
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
Inventories which primarily consist of garden products and pet supplies finished goods, are stated at net realizable value. Cost includes certain indirect purchasing, merchandise handling and storage costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain other overhead costs. The amount of such costs capitalized to inventory is computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. See Note 6 – Inventories, net.
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
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets, property, plant and equipment and right-of-use assets, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and at least annually for indefinite-lived intangible assets. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group would be compared to the asset group carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company recognized impairment losses on certain intangible assets of $12.8 million and $11.5 million in fiscal years 2024 and 2023, respectively, and there were no impairment losses recorded in fiscal 2022. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 1% to 50% in fourteen unconsolidated companies. The Company accounts for its interest in these entities using the equity method and in accordance with ASC 321 – Investments – Equity Securities. Equity method losses of $6.7 million (which includes an investment impairment of $7.5 million) in fiscal year 2024, equity method losses of $0.2 million in fiscal year 2023, and equity method income of $0.8 million in fiscal 2022, are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $31.5 million at September 28, 2024 and $38.7 million at September 30, 2023 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 – Acquisitions.

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
Amortization of ROU lease assets is calculated on a straight-line basis over the lease term with the expense recorded in cost of sales or selling, general and administrative expenses, depending on the nature of the leased item. Operating lease cost is recorded on a straight-line basis over the lease term with expense recorded in cost of sales or selling, general and administrative expenses, depending on the nature of the leased item. All operating lease cash payments and lease costs on finance leases are recorded within cash flows from operating activities and all finance lease principal payments are recorded within cash flows from financing activities in the consolidated statements of cash flows. See Note 10 - Leases.
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
Fair Value of Financial Instruments – At September 28, 2024 and September 30, 2023, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 – Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2024 was $20.6 million ($15.7 million after tax), fiscal 2023 was $28.0 million ($21.3 million after tax), and fiscal 2022 was $25.8 million ($19.7 million after tax). See Note 14 – Stock-Based Compensation for further information.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
Recently Adopted Accounting Updates
There are no recently adopted accounting pronouncements that had a material impact on the Company's condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of the Company's contingent consideration liabilities from previous business acquisitions are considered "Level 3" measurements because the Company uses various estimates in the valuation models to project timing and amount of future contingent payments. The liability for contingent consideration relates to future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015. The performance period related to Hydro-Organics Wholesale extends through fiscal 2025. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The balance, if there is an amount, is presented as part of long-term liabilities in the Company's consolidated balance sheets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 28, 2024 and September 30, 2023:

Amount
(in thousands)
Balance September 24, 2022	$543
Changes in the fair value of contingent performance-based payments	(374)
Performance-based payments made	(54)
Balance as of September 30, 2023	115
Changes in the fair value of contingent performance-based payments	(20)
Performance-based payments made	(95)
Balance as of September 28, 2024	$—
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill, intangible assets and right-of-use assets at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. As a result of market changes and declining sales, factors indicating the carrying value of certain amortizable and indefinite-lived intangible assets may not be recoverable were present in fiscal 2024. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded impairment charges of approximately $12.8 million in its Pet segment, as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2024. In fiscal year ended September 30, 2023, impairment charges of approximately $7.5 million and $3.9 million in the Company's Pet and Garden segments, respectively, were recorded as part of selling, general and administrative expenses in the consolidated statements of operations. There were no impairment losses recorded in fiscal 2022.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of September 28, 2024 and September 30, 2023 was $367.2 million and $327.1 million compared to a carrying value of $396.0 million and $395.4 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of September 28, 2024 and September 30, 2023 was $465.2 million and $417.0 million compared to a carrying value of $495.2 million and $494.4 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 28, 2024 and September 30, 2023 was $299.2 million and $279.5 million, respectively, compared to a carrying value of $298.4 million and $298.0 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.
3. Acquisitions and Investments in Joint Ventures
Fiscal 2024
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The addition of TDBBS expands Central’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances Central’s eCommerce and direct-to-consumer capabilities. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $45 million, of which $23 million was allocated to identified intangible assets and approximately $5 million was included in goodwill in the Company's consolidated balance sheet as of September 28, 2024. Financial results of TDBBS have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Current assets, net of cash and cash equivalents acquired	$21,831	$1,137	$22,968
Fixed assets	2,369	—	2,369
Goodwill	—	4,925	4,925
Other assets	44,891	(44,891)	—
Operating lease right-of-use assets	3,956	—	3,956
Deferred tax assets	—	15,859	15,859
Other intangible assets, net	—	22,970	22,970
Current liabilities	(9,094)	—	(9,094)
Long-term lease liabilities	(3,727)	—	(3,727)
Net assets acquired, less cash and cash equivalents	$60,226	$—	$60,226

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1) As previously reported in the Company's Form 10-Q for the period ended June 29, 2024.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for TDBBS was immaterial.
Proforma financial information has not been presented as the TDBBS acquisition was not considered material to the Company's overall consolidated financial statements during the periods presented.

Fiscal 2023
The Company did not make any acquisitions in fiscal 2023.
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

Investments
During fiscal year 2024, the Company recorded an investment impairment totaling $7.5 million for two related private company investments. During fiscal 2023, the Company converted a SAFE note totaling $0.9 million into shares, acquiring a 6% interest, which is accounted for in accordance with ASC 321. During fiscal 2022, the Company made investments totaling $26.1 million, maintaining its 7% interest in a venture and acquiring a 10% interest in another venture, both of which are accounted for in accordance with ASC 321.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 54% of the Company’s net sales for fiscal 2024, 52% for fiscal 2023 and 51% for fiscal 2022 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17% of the Company’s net sales in fiscal 2024, 16% in 2023 and 17% in 2022 (in both Pet and Garden). The Company’s second largest customer in 2024 accounted for approximately 16% of the Company’s net sales in fiscal years 2024, 2023 and 2022 (in both Pet and Garden). The Company’s third largest customer in 2024 accounted for approximately 8% of the Company’s net sales in fiscal years 2024, 2023 and 2022 (in Pet). The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 28, 2024 and September 30, 2023, accounts receivable from the Company’s top five customers comprised approximately 53% and 51%, respectively, of the Company’s total accounts receivable, including 14% and 11%, respectively, from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 7%, 5% and 7% of the Company’s cost of goods sold in fiscal years 2024, 2023 and 2022, respectively, were derived from products purchased from the Company’s five largest suppliers.
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
The following provides a reconciliation of the activity in the Allowance for Credit Losses and Customer Allowances:

	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
	(in thousands)
Fiscal Year Ended September 24, 2022	$29,219	$1,264	$(4,237)	$26,246
Fiscal Year Ended September 30, 2023	26,246	1,258	(1,707)	25,797
Fiscal Year Ended September 28, 2024	25,797	1,055	(5,817)	21,035

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Raw materials	$256,419	$270,672
Work in progress	146,041	166,394
Finished goods	338,762	384,903
Supplies	16,721	16,219
Total inventories, net	$757,943	$838,188

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Land	$29,672	$29,434
Buildings and improvements	290,599	277,618
Transportation equipment	15,833	14,258
Machine and warehouse equipment	409,049	388,854
Capitalized software	117,666	117,007
Office furniture and equipment	31,432	30,534
Assets under construction	19,295	25,701
	913,546	883,406
Accumulated depreciation and amortization	(534,380)	(491,638)
Total property and equipment, net	$379,166	$391,768
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $90.8 million, $87.7 million and $80.9 million for fiscal 2024, 2023 and 2022, respectively.
8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022:

	Garden Products Segment	Pet Products Segment	Total
	(in thousands)
Balance as of September 25, 2021
Goodwill	$305,907	$473,045	$778,952
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	92,324	277,067	369,391
Additions in fiscal 2022	177,045	—	177,045
Balance as of September 24, 2022
Goodwill	482,952	473,045	955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	269,369	277,067	546,436
Additions in fiscal 2023	—	—	—
Balance as of September 30, 2023
Goodwill	482,952	473,045	955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	269,369	277,067	546,436
Additions in fiscal 2024	—	4,925	4,925
Balance as of September 28, 2024
Goodwill	482,952	477,970	960,922
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$269,369	$281,992	$551,361
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
In connection with the Company's annual goodwill impairment testing performed during fiscal 2024, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amount in fiscal year 2024, and accordingly, no further testing of goodwill was required in fiscal 2024.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2023, the Company elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company completed its quantitative assessment of potential goodwill and determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts.
In connection with the the Company’s annual goodwill impairment testing performed during fiscal year 2022, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting segments under the goodwill impairment test. The Company completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of the Company’s reporting segments were greater than their carrying amount in fiscal year 2022, and accordingly, no further testing of goodwill was required in fiscal year 2022.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(22.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(22.8)	(35.0)	234.5
Customer-related intangible assets – amortizable	421.7	(176.4)	(17.5)	227.8
Other acquired intangible assets – amortizable	39.7	(34.3)	(0.3)	5.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(34.3)	(1.5)	11.0
Total other intangible assets	$760.8	$(233.5)	$(54.0)	$473.3
September 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.5)	$—	$0.6
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.5)	(29.4)	223.7
Customer-related intangible assets – amortizable	416.4	(147.4)	(10.3)	258.8
Other acquired intangible assets – amortizable	39.7	(30.5)	(0.3)	8.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(30.5)	(1.5)	14.8
Total other intangible assets	$737.8	$(199.4)	$(41.2)	$497.2
September 24, 2022
Marketing-related intangible assets – amortizable	$22.1	$(20.5)	$—	$1.5
Marketing-related intangible assets – nonamortizable	252.5	—	(26.0)	226.5
Total	274.6	(20.5)	(26.0)	228.0
Customer-related intangible assets – amortizable	416.4	(117.8)	(2.5)	296.1
Other acquired intangible assets – amortizable	39.7	(26.6)	—	13.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(26.6)	(1.2)	19.1
Total other intangible assets	$737.8	$(164.9)	$(29.8)	$543.2
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of TDBBS, the Company acquired approximately $17.7 million of marketing related intangible assets and $5.3 million of customer related intangible assets. See Note 3 – Acquisitions.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. As a result of market changes and declining sales, factors indicating the carrying value of certain amortizable and indefinite-lived intangible assets may not be recoverable were present in fiscal 2024 and 2023. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded impairment charges of approximately $12.8 million in its Pet segment as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2024 and $7.5 million and $3.9 million in its Pet and Garden segments, respectively, as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2023. Factors indicating the carrying value of the Company's amortizable and indefinite-lived intangible assets may not be recoverable were not present in fiscal 2022, and accordingly, no impairment testing was performed on these assets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted-average remaining lives of nine years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $34.1 million, $34.5 million and $35.1 million, for fiscal 2024, 2023 and 2022, respectively, and is classified within selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $25 million per year from fiscal 2025 through fiscal 2027, and $23 million per year from fiscal 2028 through fiscal 2029.

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
Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	September 28, 2024	September 30, 2023
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$205.1	$173.5
Current lease liabilities	Current operating lease liabilities	$57.3	$50.6
Non-current lease liabilities	Long-term operating lease liabilities	173.1	135.6
Total operating lease liabilities		$230.4	$186.2
Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.3	$0.1
Current lease liabilities	Current portion of long-term debt	$0.1	$—
Non-current lease liabilities	Long-term debt	0.2	—
Total finance lease liabilities		$0.3	$—
Components of lease cost were as follows:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023
	(in millions)
Operating lease cost	$62.8	$58.0
Finance lease cost:
Amortization of right-of-use assets	0.2	0.1
Interest on lease liabilities	—	—
Total finance lease cost	$0.2	$0.1

Short-term lease cost	13.6	12.6
Variable lease cost	10.6	10.6

Total lease cost	$87.2	$81.3

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50.7	$50.1
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	0.1	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$95.4	$42.8
Finance leases	—	—
Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	September 28, 2024	September 30, 2023

Weighted-average remaining lease term (in years):
Operating leases	5.3	5.3
Finance leases	2.9	4.4

Weighted-average discount rate:
Operating leases	5.64%	3.85%
Finance leases	6.80%	6.89%
Lease liability maturities as of September 28, 2024 are as follows:

	September 28, 2024

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2025	$65.0	$0.1
2026	53.7	0.1
2027	42.6	0.1
2028	30.8	—
2029	24.7	—
Thereafter	55.6	—
Total future undiscounted lease payments	$272.4	$0.3
Less imputed interest	(42.0)	—
Total reported lease liability	$230.4	$0.3

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Long-Term Debt
Long-term debt consists of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000
Unamortized debt issuance costs	(10,345)	(12,231)
Net carrying value	1,189,655	1,187,769
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026	—	—
Other notes payable	393	434
Total	1,190,048	1,188,203
Less current portion	(239)	(247)
Long-term portion	$1,189,809	$1,187,956
Senior Notes
$400 million 4.125% Senior Notes due 2031
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Not es"). The Company used a portion of the net proceeds from the offering to repay all outstanding borrowings under its Credit Facility, with the remainder used for general corporate purposes.
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
The Company may redeem some or all of the 2031 Notes at any time, at its option, prior to April 30, 2026 at the principal amount plus a "make whole" premium. The Company may redeem some or all of the 2031 Notes at its option, at any time on or after April 30, 2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for 100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require the Company to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of specific kinds of changes of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 28, 2024.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company may redeem some or all of the 2030 Notes at any time, at its option, prior to October 15, 2025 at a price equal to 100% of the principal amount plus a “make-whole” premium. The Company may redeem some or all of the 2030 Notes, at its option, at any time on or after October 15, 2025 for 102.063%, on or after October 15, 2026 for 101.375%, on or after October 15, 2027 for 100.688% and on or after October 15, 2028 for 100.0%, plus accrued and unpaid interest.
The holders of the 2030 Notes have the right to require the Company to repurchase all or a portion of the 2030 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 28, 2024.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries who are borrowers under or guarantors of the Company's Credit Facility.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 28, 2024.
Asset-Based Loan Facility Amendment
On December 16, 2021, the Company entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $750 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the uncommitted accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 16, 2026. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $481 million as of September 28, 2024. The Credit Facility includes a $50 million sublimit for the issuance of commercial and standby letters of credit and a $75 million sublimit for Swing Loan borrowings. As of September 28, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other letters of credit of $3.0 million outstanding as of September 28, 2024.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.0% as of September 28, 2024, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 28, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Credit Facility. Standby letter of credit fees accruing at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly, and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. The Credit Facility was amended on May 15, 2023 to transition from LIBOR to SOFR. As of September 28, 2024, the applicable interest rate related to Base Rate borrowings was 8.0%, and the applicable interest rate related to one-month SOFR-based borrowings was 5.8%.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of September 28, 2024.
The scheduled principal repayments on long-term debt as of September 28, 2024 are as follows:

	(in thousands)
Fiscal year:
2025	$239
2026	62
2027	57
2028	35
2029	—
Thereafter	1,200,000
Total	$1,200,393	(1)
(1)Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $10.3 million as of September 28, 2024, of which, $1.6 million is amortizable until February 2028, $4.8 million is amortizable until October 2030 and $4.0 million is amortizable until April 2031, and are included in the carrying value.
12. Commitments and Contingencies
Commitments
Letters of credit – The Company had $3.0 million of outstanding letters of credit related to normal business transactions at September 28, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $14.9 million and $14.1 million as of September 28, 2024 and September 30, 2023, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
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
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial on the "head start" damages issue concluded in early March 2024, but no decision has been issued by the court. The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
	(in thousands)
Current:
Federal	$42,400	$41,375	$11,391
State	4,107	6,229	4,418
Foreign	1,087	997	2,297
Total	47,594	48,601	18,106
Deferred:
Federal	(14,495)	(10,339)	27,276
State	757	(2,547)	1,710
Foreign	(744)	633	(858)
Total	(14,482)	(12,253)	28,128
Total	$33,112	$36,348	$46,234

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8	1.5	2.5
Other permanent differences	(0.1)	(0.2)	(0.1)
Non-Deductible Officers Compensation	1.4	0.7	0.5
Adjustment of prior year accruals	(0.3)	(0.2)	0.2
Credits	(0.7)	(0.7)	(0.5)
Stock based compensation	(1.5)	(0.3)	(0.5)
Other	0.6	0.6	0.1
Effective income tax rate	23.2%	22.4%	23.2%
The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 28, 2024		September 30, 2023
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$5,005	$—	$5,338	$—
Inventory write-downs	23,570	—	18,230	—
Prepaid expenses		1,928		1,602
Nondeductible reserves	10,958	—	10,045	—
State taxes	—	220	181	—
Employee benefits	12,232	—	10,743	—
Depreciation and amortization		185,560		192,235
Equity earnings		1,067		653
State net operating loss carryforward	16,505	—	6,158	—
Stock based compensation	6,939	—	8,155	—
State credits	3,007	—	3,055	—
Other	15,342	—	5,389	—
Valuation allowance	(9,900)	—	(7,659)	—
Total	$83,658	$188,775	$59,635	$194,490
The Company also has state tax net operating losses of $93.4 million, which expire at various times between 2024 and 2043, and foreign losses of $11.8 million, which do not expire.
The Company has state income tax credits of $3.5 million, which expire at various times beginning in 2025 through 2043. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $9.9 million and $7.7 million (net of federal impact) at September 28, 2024 and September 30, 2023, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 28, 2024 and September 30, 2023, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 28, 2024 and September 30, 2023:

(in thousands)
Balance as of September 24, 2022	$382
Increases related to prior year tax positions	222
Increases related to current year tax positions	100
Decreases related to prior year tax positions	(10)
Settlements	(222)
Decreases related to lapse of statute of limitations	(81)
Balance as of September 30, 2023	$391
Increases related to prior year tax positions	1
Increases related to current year tax positions	—
Decreases related to prior year tax positions	(12)
Settlements	(1)
Decreases related to lapse of statute of limitations	(84)
Balance as of September 28, 2024	$295
As of September 28, 2024, unrecognized income tax benefits totaled approximately $0.3 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2021 forward and in various state taxing authorities generally from fiscal year ended 2020 forward.
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
As of September 28, 2024, there were approximately 2.5 million shares of Class A Common Stock and no shares of Common Stock and Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 11.2 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards. In fiscal 2024, no shares were granted from the Director Plan and each independent director was granted restricted shares from the 2003 Plan.
The Company recognized stock-based compensation expense of $20.6 million, $28.0 million, and $25.8 million for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2024, 2023 and 2022 consisted of $0.7 million, $3.8 million, and $4.9 million, respectively, for stock options, and $13.1 million, $16.3 million and $13.7 million, respectively, for stock awards. Share-based compensation expense in fiscal 2024, 2023 and 2022 also includes $6.8 million, $7.9 million and $7.2 million, respectively, for the Company’s 401(k) matching contributions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Awards
During fiscal 2024, the Company did not grant any stock options.
During fiscal 2023, the Company granted time-based stock options with an exercise price 15% above the market price on the date of the grant. But generally, the Company has granted options at the market price on the date of the grant.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the historical volatility of the Company’s stock price. The expected term of options granted is based on exercise behavior, option exercises and the contractual term of the option. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed.
In fiscal years 2023 and 2022, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 8 years in fiscal 2023 and 3.7 years in 2022; stock price volatility, 30.6% in fiscal 2023 and 31.1% in fiscal 2022; risk free interest rates, 3.6% in fiscal 2023 and 1.7% in fiscal 2022; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 28, 2024:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2023	2,228	$26.53	3 years	$30,229
Granted	—	$—
Exercised	(1,136)	$23.96
Canceled or expired	(264)	$30.37
Outstanding at September 28, 2024	828	$28.83	2 years	$3,520
Exercisable at September 24, 2022	1,489	$25.50	3 years	$5,826
Exercisable at September 30, 2023	1,613	$24.99	2 years	$11,361
Exercisable at September 28, 2024	758	$28.25	2 years	$3,518
Expected to vest after September 28, 2024	70	$35.16	1 year	$2
The prices of options to purchase shares of Class A common stock outstanding at September 28, 2024, September 30, 2023 and September 24, 2022 were $20.63 to $41.10 per share, $20.63 to $41.10 per share and $17.10 to $41.10 per share, respectively. There were no options granted in fiscal year ended September 28, 2024. The weighted average grant date fair value of options granted during the fiscal years ended September 30, 2023 and September 24, 2022 was $12.29 and $8.77, respectively. The total intrinsic value of options exercised during the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022 was $12.0 million, $3.9 million, and $6.1 million, respectively.
As of September 28, 2024, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of one year.
Restricted Stock Awards
As of September 28, 2024 and September 30, 2023, there were approximately 1.4 million and 1.8 million shares, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2024 and 2023 generally vest within four or five years from the date of grant.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock award activity during the period ended September 28, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 30, 2023	1,848	$29.13
Granted	332	$33.27
Vested	(603)	$26.87
Forfeited	(179)	$32.32
Nonvested at September 28, 2024	1,398	$30.68
As of September 28, 2024, there was $24.4 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
In fiscal years 2024, 2023 and 2022, the Company granted a combination of performance stock units (PSU’s) and restricted stock awards under its long-term incentive program, which replaced the option or restricted stock awards historically granted annually under the Company’s long-term incentive plan. The impact of granting PSU’s during fiscal year 2024 was not material to the Company’s Consolidated Financial Statements.
PSU’s provide the right to receive shares of the Company’s common stock based on the Company’s achievement of certain performance criteria at the end of a four-year measurement period (fiscal 2024-fiscal 2027) and continued employment through the vesting period. The number of shares issued at the end of the performance period may range from 50% to 225% of the original target award amount (100%).
15. Shareholders’ Equity
At September 28, 2024 and September 30, 2023, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,074,620 and 11,077,612, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 54,446,194 and 54,472,902, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,602,374 was outstanding at September 28, 2024 and September 30, 2023. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 28, 2024 and September 30, 2023.
In August 2019, the Company's Board of Directors authorized a new share repurchase program to purchase up to $100 million of its common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 28, 2024, the Company had $82.0 million remaining under its 2019 Repurchase Authorization. During fiscal 2024, the Company repurchased approximately 0.3 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $10.7 million and approximately 3 thousand shares of its voting common stock (CENT) on the open market at an aggregate cost of approximately $109 thousand.
In February 2019, the Board of Directors authorized the Company to make supplemental purchases to minimize dilution resulting from issuances under its equity compensation plans (the "Equity Dilution Authorization"). In addition to the Company's regular share repurchase program, it is permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 28, 2024, the Company had authorization remaining to repurchase up to 38 thousand shares under its Equity Dilution Authorization.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Earnings Per Share
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 28, 2024			Fiscal Year Ended September 30, 2023			Fiscal Year Ended September 24, 2022
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$107,983	65,711	$1.64	$125,643	65,493	$1.92	$152,152	66,525	$2.29
Effect of dilutive securities:
Options to purchase common stock		228	—		369	(0.01)		596	(0.02)
Restricted shares		741	(0.02)		797	(0.03)		910	(0.03)
Performance stock units		180	—		124	—		—	—
Diluted EPS:
Net income available to common shareholders	$107,983	66,860	$1.62	$125,643	66,783	$1.88	$152,152	68,031	$2.24
For fiscal 2024, options to purchase 0.3 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
17. Transactions with Related Parties
During fiscal 2024, 2023 and 2022, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $37.0 million, $31.0 million and $41.0 million for fiscal years 2024, 2023 and 2022, respectively. Amounts due to CPI as of September 28, 2024 and September 30, 2023 were $1.4 million and $1.6 million, respectively.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Pet segment consists of Nylabone Products, IMS Trading, Four Paws Products, Central Specialty Pet (Avian and Small Animal, C&S Products and Aquatics), Segrest, K&H Pet Products, Arden, DMC, Life Sciences, Interpet, General Pet and Pet Distribution. These businesses are engaged in the manufacture, purchase, sale and delivery of internally and externally produced pet supplies, animal health and insect controls, aquariums, books, dog treats and food, as well as live fish and small animals principally to independent pet distributors, big-box retailers, regional retailer chains, eCommerce retailers, grocery stores and mass merchants. The Garden segment consists of Grass Seed, Bird Feed, Chemicals and Fertilizers, Excel Marketing, Gulfstream, Cedarworks, Bell Nursery, Hopewell Nursery, DMO, Green Garden, D&D Commodities and Garden Distribution. Products manufactured, designed and sourced, or distributed include products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include live plants; grass, vegetable, flower and herb seed; wild bird feed, bird houses and other birding accessories; terra-cotta pottery; herbicides, pesticides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, online retailers, grocery stores, nurseries and garden supply retailers.
The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and inter-segment eliminations.
The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2024	2023	2022
	(in millions)
Other garden products	$802.6	$832.2	$865.3
Other pet products	701.4	699.4	765.9
Other manufacturers' products	735.9	734.9	730.2
Dog & cat products	534.2	568.6	542.9
Wild bird	426.4	475.0	434.3
Total	$3,200.5	$3,310.1	$3,338.6
See Note 4 – Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
	(in thousands)
Net sales:
Pet segment	$1,832,744	$1,877,177	$1,878,110
Garden segment	1,367,716	1,432,906	1,460,478
Total	$3,200,460	$3,310,083	$3,338,588
Operating income (loss):
Pet segment	$203,425	$198,004	$208,924
Garden segment	81,893	123,455	153,956
Corporate	(99,931)	(110,813)	(102,844)
Total	185,387	210,646	260,036
Interest expense	(57,527)	(57,025)	(58,253)
Interest income	19,655	7,362	719
Other income (expense), net	(5,090)	1,462	(3,596)
Income before income taxes and noncontrolling interest	142,425	162,445	198,906
Income tax expense	33,112	36,348	46,234
Net income including noncontrolling interest	109,313	126,097	152,672
Net income attributable to noncontrolling interest	1,330	454	520
Net income attributable to Central Garden & Pet Company	$107,983	$125,643	$152,152
Assets:
Pet segment	$955,000	$944,359	$1,069,167
Garden segment	1,272,033	1,349,426	1,405,802
Corporate and eliminations	1,326,406	1,084,863	807,033
Total	$3,553,439	$3,378,648	$3,282,002
Depreciation and amortization:
Pet segment	$43,642	$41,126	$38,960
Garden segment	44,403	43,375	36,583
Corporate	2,762	3,199	5,405
Total	$90,807	$87,700	$80,948
Expenditures for long-lived assets:
Pet segment	$27,757	$33,515	$46,917
Garden segment	17,307	19,109	65,126
Corporate	1,600	1,342	3,162
Total	$46,664	$53,966	$115,205
Noncontrolling interest is associated with the Garden segment.