Form 10-Q
period 2024-12-28
CENTRAL GARDEN & PET CO
filed 2025-02-06
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 29, 2025	10,718,231
Class A Common Stock Outstanding as of January 29, 2025	53,186,394
Class B Stock Outstanding as of January 29, 2025	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 28, 2024, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-
looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•economic uncertainty and other adverse macroeconomic conditions;
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
•fluctuations in market prices for seeds and grains and other raw materials, including the impact of significant declines in grass seed market prices on our inventory valuation;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	December 28, 2024	December 30, 2023	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$618,020	$341,419	$753,550
Restricted cash	14,649	14,200	14,853
Accounts receivable (less allowances of $22,264, $24,973 and $21,035)	399,443	370,996	326,220
Inventories, net	815,782	948,398	757,943
Prepaid expenses and other	39,919	39,047	34,240
Total current assets	1,887,813	1,714,060	1,886,806
Plant, property and equipment, net	370,673	389,440	379,166
Goodwill	551,361	546,436	551,361
Other intangible assets, net	465,914	489,058	473,280
Operating lease right-of-use assets	195,775	177,499	205,137
Other assets	64,319	105,841	57,689
Total	$3,535,855	$3,422,334	$3,553,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$221,903	$212,193	$212,606
Accrued expenses	262,952	230,477	245,226
Current lease liabilities	58,623	51,035	57,313
Current portion of long-term debt	173	466	239
Total current liabilities	543,651	494,171	515,384
Long-term debt	1,190,271	1,189,093	1,189,809
Long-term lease liabilities	163,271	136,708	173,086
Deferred income taxes and other long-term obligations	118,831	149,776	117,615
Equity:
Common stock, $0.01 par value: 10,718,231, 11,077,612 and 11,074,620 shares outstanding at December 28, 2024, December 30, 2023 and September 28, 2024	107	111	111
Class A common stock, $0.01 par value: 53,128,604, 54,515,853 and 54,446,194 shares outstanding at December 28, 2024, December 30, 2023 and September 28, 2024	531	545	544
Class B stock, $0.01 par value: 1,602,374 shares outstanding at December 28, 2024, December 30, 2023 and September 28, 2024	16	16	16
Additional paid-in capital	586,777	594,512	598,098
Retained earnings	936,344	858,817	959,511
Accumulated other comprehensive loss	(4,661)	(2,112)	(2,626)
Total Central Garden & Pet Company shareholders’ equity	1,519,114	1,451,889	1,555,654
Noncontrolling interest	717	697	1,891
Total equity	1,519,831	1,452,586	1,557,545
Total	$3,535,855	$3,422,334	$3,553,439
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales	$656,436	$634,533
Cost of goods sold	460,737	455,688
Gross profit	195,699	178,845
Selling, general and administrative expenses	167,707	170,433
Operating income	27,992	8,412
Interest expense	(14,470)	(14,316)
Interest income	6,740	4,609
Other income (expense)	(1,717)	993
Income (Loss) before income taxes and noncontrolling interest	18,545	(302)
Income tax expense (benefit)	4,364	(869)
Income including noncontrolling interest	14,181	567
Net income attributable to noncontrolling interest	172	137
Net income attributable to Central Garden & Pet Company	$14,009	$430
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.22	$0.01
Diluted	$0.21	$0.01
Weighted average shares used in the computation of net income per share:
Basic	64,552	65,415
Diluted	65,449	66,785
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Income including noncontrolling interest	$14,181	$567
Other comprehensive income (loss):
Foreign currency translation	(2,035)	859
Total comprehensive income	12,146	1,426
Comprehensive income attributable to noncontrolling interest	172	137
Comprehensive income attributable to Central Garden & Pet Company	$11,974	$1,289
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$14,181	$567
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	21,934	22,545
Amortization of deferred financing costs	673	666
Non-cash lease expense	15,131	12,772
Stock-based compensation	5,510	6,021
Deferred income taxes	1,276	1,498
Other operating activities	(600)	(727)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(73,439)	(32,952)
Inventories	(59,356)	(92,808)
Prepaid expenses and other assets	(7,522)	(5,275)
Accounts payable	10,342	19,145
Accrued expenses	17,450	9,533
Other long-term obligations	(73)	3,310
Operating lease liabilities	(14,339)	(14,079)
Net cash used by operating activities	(68,832)	(69,784)
Cash flows from investing activities:
Additions to plant, property and equipment	(6,100)	(10,127)
Payments to acquire companies, net of cash acquired	(3,318)	(59,498)
Investments	—	(850)
Net cash used in investing activities	(9,418)	(70,475)
Cash flows from financing activities:
Repayments of long-term debt	(78)	(85)
Repurchase of common stock, including shares surrendered for tax withholding	(54,022)	(6,775)
Payment of contingent consideration liability	—	(25)
Distribution to noncontrolling interest	(1,346)	(900)
Net cash used by financing activities	(55,446)	(7,785)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,038)	790
Net decrease in cash, cash equivalents and restricted cash	(135,734)	(147,254)
Cash, cash equivalents and restricted cash at beginning of period	768,403	502,873
Cash, cash equivalents and restricted cash at end of period	$632,669	$355,619
Supplemental information:
Cash paid for interest	$19,903	$19,756
Lease liabilities arising from obtaining right-of-use assets	$4,789	$13,170
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 28, 2024
(Unaudited)
1. Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of
December 28, 2024 and December 30, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three months ended December 28, 2024 and
December 30, 2023 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 28,
2024 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the
Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, which has previously been filed with the Securities and Exchange Commission. The September 28, 2024 balance sheet presented herein was derived from the audited financial statements.
Stock Dividend
In December 2023, the Board of Directors approved a stock dividend in the form of one share of the Company's Class A Common
Stock for every four outstanding shares of its Common Stock, Class A Common Stock and Class B Stock. Dividend shares of Class A
Common Stock were distributed on February 8, 2024, to stockholders of record as of January 8, 2024.
The stock dividend did not affect the number of the Company's authorized shares, and the par value of each share of stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and performance share units outstanding at January 8, 2024, which resulted in a proportional increase in the number of vesting stock options, restricted stock and performance share units, and, in the case of stock options, a proportional decrease in the exercise price of all such stock options.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 28, 2024, December 30, 2023 and September 28,
2024, respectively.

	December 28, 2024	December 30, 2023	September 28, 2024
	(in thousands)
Cash and cash equivalents	$618,020	$341,419	$753,550
Restricted cash	14,649	14,200	14,853
Total cash, cash equivalents and restricted cash	$632,669	$355,619	$768,403
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
Recent Accounting Pronouncements
Recently Issued and Adopted Accounting Updates
There were no recently adopted accounting pronouncements that had a material impact on the Company's condensed consolidated financial statements.
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

The Company’s financial instruments include cash and equivalents, short-term investments, accounts receivable and payable, short-
term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In the prior year quarter, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of contingent consideration within Level 3 of the fair value hierarchy.  Such amounts are not material.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 28, 2024 and December
30, 2023, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes").
The estimated fair value of the Company's 2031 Notes as of December 28, 2024, December 30, 2023 and September 28, 2024 was
$353.8 million, $354.7 million and $367.2 million, respectively, compared to a carrying value of $396.2 million, $395.6 million and
$396.0 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030
Notes"). The estimated fair value of the Company's 2030 Notes as of December 28, 2024, December 30, 2023 and September 28, 2024 was
$451.2 million, $454.7 million and $465.2 million, respectively, compared to a carrying value of $495.4 million, $494.6 million and $495.2 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the
"2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 28, 2024, December 30, 2023 and September 28,
2024 was $291.9 million, $293.5 million and $299.2 million, respectively, compared to a carrying value of $298.6 million, $298.1 million and
$298.4 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.
3. Acquisitions
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million.  The addition of TDBBS expands the Company’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances the Company’s eCommerce and direct-to-consumer capabilities. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $45 million, of which $23 million was allocated to identified intangible assets and approximately $5 million to goodwill in the Company's condensed consolidated balance sheet as of December
28, 2024. Financial results of TDBBS have been included in the results of operations within the Pet segment since the date of acquisition.
The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

Amounts Recognized as of Acquisition Date (1)

Current assets, net of cash and cash equivalents acquired	$22,968
Fixed assets	2,369
Goodwill	4,925
Operating lease right-of-use assets	3,956
Deferred tax assets	15,859
Other intangible assets, net	22,970
Current liabilities	(9,094)
Long-term lease liabilities	(3,727)
Net assets acquired, less cash and cash equivalents	$60,226
(1)  As previously reported in the Company's Form 10-K for the period ended September 28, 2024.

4. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	December 28, 2024	December 30, 2023	September 28, 2024
	(in thousands)
Raw materials	$249,850	$279,098	$256,419
Work in progress	145,794	179,768	146,041
Finished goods	403,268	468,547	338,762
Supplies	16,870	20,985	16,721
Total inventories, net	$815,782	$948,398	$757,943
5.Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 28, 2024 and December 30, 2023.

6.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(23.0)	$—	$3.0
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.0)	(35.0)	234.4
Customer-related intangible assets – amortizable	421.7	(182.8)	(17.5)	221.4
Other acquired intangible assets – amortizable	39.7	(35.1)	(0.3)	4.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(35.1)	(1.5)	10.2
Total other intangible assets, net	$760.8	$(240.9)	$(54.0)	$465.9
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.7)	$—	$0.4
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.7)	(29.4)	223.5
Customer-related intangible assets – amortizable	416.4	(154.4)	(10.3)	251.8
Other acquired intangible assets – amortizable	39.7	(31.5)	(0.3)	7.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(31.5)	(1.5)	13.8
Total other intangible assets, net	$737.8	$(207.6)	$(41.2)	$489.1
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(22.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(22.8)	(35.0)	234.5
Customer-related intangible assets – amortizable	421.7	(176.4)	(17.5)	227.8
Other acquired intangible assets – amortizable	39.7	(34.3)	(0.3)	5.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(34.3)	(1.5)	11.0
Total other intangible assets, net	$760.8	$(233.5)	$(54.0)	$473.3
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three months ended December 28, 2024, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted average remaining lives of nine years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $7.4 million and $8.2 million for the three months ended December 28, 2024 and December 30, 2023, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $25 million per year from fiscal 2025 through fiscal 2027 and
$23 million per year from fiscal 2028 through fiscal 2029.
.
7.Long-Term Debt
Long-term debt consists of the following:

	December 28, 2024	December 30, 2023	September 28, 2024
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(9,873)	(11,759)	(10,345)
Net carrying value	1,190,127	1,188,241	1,189,655
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	317	1,318	393
Total	1,190,444	1,189,559	1,190,048
Less current portion	(173)	(466)	(239)
Long-term portion	$1,190,271	$1,189,093	$1,189,809
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
The Company may redeem some or all of the 2031 Notes at any time, at its option, prior to April 30, 2026 at the principal amount plus a
"make whole" premium. The Company may redeem some or all of the 2031 Notes at the Company's option, at any time on or after April 30,
2026 for 102.063%, on or after April 30, 2027 for 101.375%, on or after April 30, 2028 for 100.688% and on or after April 30, 2029 for
100.0%, plus accrued and unpaid interest.
The holders of the 2031 Notes have the right to require the Company to repurchase all or a portion of the 2031 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, upon the occurrence of a change of control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.  The Company was in compliance with all financial covenants as of December 28, 2024.
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
control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.  The Company was in compliance with all financial covenants as of December 28, 2024.
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
The Company may redeem some or all of the 2028 Notes, at its option, through December 31, 2025 for 100.854%, and on or after
January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require the Company to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 28, 2024.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves.  Proceeds of the Credit Facility will be used for general corporate purposes.  Net availability under the Credit Facility was approximately $547 million as of December 28, 2024.  The Credit Facility includes a
$50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for swing loan borrowings. As of December 28,
2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other letters of credit of $3.0 million outstanding as of December 28, 2024.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the
Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility.  Base Rate is defined as the highest of (a) the Truist Bank prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d)
0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 28, 2024, and
the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of December 28, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. As of December 28, 2024, the interest rate applicable to Base Rate borrowings was 7.5%, and the interest rate applicable to one-month SOFR-based borrowings was 5.4%.

The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii)
65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions.  The Company was in compliance with all financial covenants under the Credit Facility as of December 28, 2024.

8.Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 28, 2024 and December 30, 2023.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2024	$111	$544	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
Comprehensive income (loss)	—	—	—	—	14,009	(2,035)	11,974	172	12,146
Amortization of share-based awards	—	—	—	3,648	—	—	3,648	—	3,648
Restricted share activity, including net share settlement	—	(1)	—	(1,810)	—	—	(1,811)	—	(1,811)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,789	—	—	1,790	—	1,790
Repurchase of stock	(4)	(13)	—	(14,948)	(37,176)	—	(52,141)	—	(52,141)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Balance December 28, 2024	$107	$531	$16	$586,777	$936,344	$(4,661)	$1,519,114	$717	$1,519,831

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 30, 2023	$111	$544	$16	$594,282	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
Comprehensive income	—	—	—	—	430	859	1,289	137	1,426
Amortization of share-based awards	—	—	—	4,169	—	—	4,169	—	4,169
Restricted share activity, including net share settlement	—	(1)	—	(1,918)	—	—	(1,919)	—	(1,919)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,583)	—	—	(1,581)	—	(1,581)
Repurchase of stock	—	—	—	(438)	(984)	—	(1,422)	—	(1,422)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(900)	(900)
Balance December 30, 2023	$111	$545	$16	$594,512	$858,816	$(2,111)	$1,451,889	$697	$1,452,586

9.Stock-Based Compensation
The Company recognized share-based compensation expense of $5.5 million and $6.0 million for the three months ended December
28, 2024 and December 30, 2023, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 28, 2024 and December 30, 2023 was $1.3 million and $1.4 million, respectively.

10.Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended
	December 28, 2024
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$14,009	64,552	$0.22
Effect of dilutive securities:
Options to purchase common stock	—	110	—
Restricted shares	—	633	(0.01)
Performance stock units	—	154	—
Diluted EPS:
Net income available to common shareholders	$14,009	65,449	$0.21

	Three Months Ended
	December 30, 2023
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$430	65,415	$0.01
Effect of dilutive securities:
Options to purchase common stock	—	343	—
Restricted shares	—	882	—
Performance stock units	—	145	—
Diluted EPS:
Net income available to common shareholders	$430	66,785	$0.01
Options to purchase 0.8 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at December 28, 2024, and options to purchase 1.5 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at December 30, 2023.
For the three months ended December 28, 2024, approximately 0.3 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.
For the three months ended December 30, 2023, approximately 0.5 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.

11.Segment Information
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

	Three Months Ended
	December 28, 2024	December 30, 2023
	(in thousands)
Net sales:
Pet segment	$427,462	$409,222
Garden segment	228,974	225,311
Total net sales	$656,436	$634,533
Operating income (loss)
Pet segment	51,257	43,388
Garden segment	2,423	(8,886)
Corporate	(25,688)	(26,090)
Total operating income	27,992	8,412
Interest expense - net	(7,730)	(9,707)
Other income (expense)	(1,717)	993
Income tax expense (benefit)	4,364	(869)
Income including noncontrolling interest	14,181	567
Net income attributable to noncontrolling interest	172	137
Net income attributable to Central Garden & Pet Company	$14,009	$430
Depreciation and amortization:
Pet segment	$10,080	$10,798
Garden segment	11,131	11,006
Corporate	723	741
Total depreciation and amortization	$21,934	$22,545

	December 28, 2024	December 30, 2023	September 28, 2024
	(in thousands)
Assets:
Pet segment	$970,020	$1,010,988	$955,000
Garden segment	1,370,229	1,432,258	1,272,033
Corporate	1,195,606	979,088	1,326,406
Total assets	$3,535,855	$3,422,334	$3,553,439
Goodwill (included in corporate assets above):
Pet segment	$281,992	$277,067	$281,992
Garden segment	269,369	269,369	269,369
Total goodwill	$551,361	$546,436	$551,361

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended December 28, 2024
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$124.9	$—	$124.9
Dog and cat products	160.7	—	160.7
Other manufacturers' products	105.0	42.2	147.2
Wild bird products	36.9	53.5	90.4
Other garden supplies	—	133.2	133.2
Total	$427.5	$228.9	$656.4

	Three Months Ended December 30, 2023
	Pet Segment	Garden Segment	Total
	(in millions)
Other pet products	$127.7	$—	$127.7
Dog and cat products	145.3	—	145.3
Other manufacturers' products	100.3	46.6	146.9
Wild bird products	35.9	50.8	86.7
Other garden supplies	—	127.9	127.9
Total	$409.2	$225.3	$634.5

12.Contingencies
The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes could have a material effect on the Company’s financial position or results of operations with the exception of the proceeding below.
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-
appealed.  On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal.  The Federal Circuit concluded that the
Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed.  The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information.  The retrial on the "head start" damages issue concluded in early March 2024, but no decision has been issued by the court.  The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the
Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Company
Central Garden & Pet Company (“Central”) is a market leader in the pet and garden industries in the United States. For over 45 years,
Central has marketed innovative and trusted solutions helping lawns grow greener, gardens bloom bigger, pets live healthier, and communities grow stronger. We manage our operations through two reportable segments: Pet and Garden.
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
In fiscal 2024, our consolidated net sales were $3.2 billion, of which our Pet segment, or Pet, accounted for approximately $1.8 billion and our Garden segment, or Garden, accounted for approximately $1.4 billion. In fiscal 2024, our operating income was $185 million consisting of income from our Pet segment of $203 million, income from our Garden segment of $82 million and Corporate expenses of $100 million.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this quarterly report.
Recent Developments
Fiscal 2025 First Quarter Financial Performance:
•Net sales increased $21.9 million, or 3.5%, from the prior year quarter to $656.4 million.  Pet segment sales increased
$18.3 million, and Garden segment sales increased $3.6 million.
•Gross profit increased $16.9 million from the prior year quarter, and gross margin increased 160 basis points to 29.8%.

•Selling, general and administrative expense decreased $2.7 million from the prior year quarter to $167.7 million and as a percentage of net sales decreased 140 basis points to 25.5%.
•Operating income increased $19.6 million from the prior year quarter to $28.0 million.
•Net Income in the first quarter of fiscal 2025 was $14.0 million, or $0.21 per diluted share, compared to $0.4 million, or
$0.01 per diluted share, in the first quarter of fiscal 2024.
Results of Operations
Three Months Ended December 28, 2024
Compared with Three Months Ended December 30, 2023
Net Sales
Net sales for the three months ended December 28, 2024, increased $21.9 million, or 3.5%, to $656.4 million from $634.5 million for the three months ended December 30, 2023.  Net sales increased in both segments and was volume-based, benefitting from the timing of shipments, which was favorably impacted by a shift forward of sales previously expected in our second fiscal quarter and the timing of promotional activities in our Pet business.  Branded product sales increased $21.6 million, and sales of other manufacturers’ products increased $0.3 million.
Pet net sales increased $18.3 million, or 4.5%, to $427.5 million for the three months December 28, 2024, from $409.2 million for the three months ended December 30, 2023, due primarily to increased sales in our dog and cat treats and toys business.  The increased sales in Pet were volume-based and benefitted from the favorable timing of shipments.  Sales of consumables increased while sales of durable products declined, though the decline was at a lower rate than in previous quarters.  Pet branded product sales increased $13.6 million, and sales of other manufacturers' products increased $4.7 million.
Garden net sales increased $3.6 million, or 1.6%, to $228.9 million for the three months ended December 28, 2024, from $225.3 million for the three months ended December 30, 2023, benefitting from the timing of shipments supported by favorable weather.  The increase in
Garden net sales was due primarily to increased sales in our control and fertilizer businesses.  Garden branded sales increased $8.0 million, and sales of other manufacturers' products decreased $4.4 million.
Gross Profit
Gross profit for the three months ended December 28, 2024, increased $16.9 million, or 9.4%, to $195.7 million from $178.8 million for the three months ended December 30, 2023.  Gross margin increased 160 basis points to 29.8% for the three months ended December 28,
2024, from 28.2% for the three months ended December 30, 2023.  Both segments contributed to the gross profit increase due to higher sales and improved gross margins.  The gross margin improvement in both segments was driven by productivity gains resulting from our cost and simplicity program (e.g., prior year facility consolidations and the exit of lower margin businesses) and moderating inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.7 million, or 1.6%, to $167.7 million for the three months ended December
28, 2024.  As a percentage of net sales, selling, general and administrative expenses decreased to 25.5% for the three months ended
December 28, 2024, compared to 26.9% in the comparable prior year quarter.  Decreased selling, general and administrative expenses in both Garden and corporate was partially offset by increased expense in Pet.
Selling and delivery expense increased $3.4 million to $72.7 million for the three months ended December 28, 2024, as compared to
$69.3 million in the prior year quarter.  The increase was in the Pet segment due primarily to higher media and digital marketing spend and increased delivery costs related to the higher sales volume.
Warehouse and administrative expense declined $6.1 million, or 6.0%, to $95.0 million for the three months ended December 28, 2024, from $101.1 million for the three months ended December 30, 2023.  Both Pet and Garden warehouse and administrative expense decreased due primarily to savings from the recent closure of several facilities and headcount reductions.  Corporate expense decreased
$0.4 million, or 1.5%, to $25.7 million for the three months ended December 28, 2024, due primarily to lower insurance costs partially offset by increased third-party spend.  Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $19.6 million to $28.0 million for the three months ended December 28, 2024.  Our operating margin increased to 4.3% in the current year quarter from 1.3% in the prior year quarter.  The increase in operating income was due to a $21.9 million increase in net sales, a 160 basis point increase in gross margin and a $2.7 million decrease in selling, general and administrative expenses.

Pet operating income increased $7.9 million, or 18.1%, to $51.3 million for the three months ended December 28, 2024, from $43.4 million for the three months ended December 30, 2023, and Pet operating margin improved 140 basis points to 12.0%.  Pet operating income and margin increased due to higher net sales and an improved gross margin partially offset by higher selling, general and administrative expenses.
Garden operating income improved $11.3 million to income of $2.4 million for the three months ended December 28, 2024, from an operating loss of $8.9 million for the three months ended December 30, 2023, and Garden operating margin improved to 1.1%.  Garden operating income increased due to higher net sales, an improved gross margin and lower selling, general and administrative expense.
Corporate operating expense decreased $0.4 million, or 1.5%, from the prior year quarter due primarily to lower insurance costs partially offset by increased third-party spend.
Net Interest Expense
Net interest expense for the three months ended December 28, 2024 decreased $2.0 million, or 20.4%, to $7.7 million from $9.7 million for the three months ended December 30, 2023. The decrease in net interest expense was due to increased interest income resulting from our higher cash balance during the current quarter. Debt outstanding on December 28, 2024 was $1,190.4 million compared to $1,189.6 million at December 30, 2023.
Other Income (Expense)
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income decreased $2.7 million to an expense of $1.7 million for the quarter ended December 28,
2024 from income of $1.0 million for the quarter ended December 30, 2023.  The decrease in other income was due primarily to foreign currency losses in the current year quarter as compared to foreign currency gains in the prior year quarter.
Income Taxes
Our effective income tax rate was 23.5% for the quarter ended December 28, 2024.  Income tax expense was $4.4 million for the quarter ended December 28, 2024, compared to an income tax benefit of $0.9 million for the quarter ended December 30, 2023.  The increase in income tax expense for the quarter ended December 28, 2024, compared to the prior year fiscal quarter was due to higher pre-tax earnings.
Net Income and Earnings Per Share
Net income in the first quarter of fiscal 2025 was $14.0 million, or $0.21 per diluted share, compared to $0.4 million, or $0.01 per diluted share, in the first quarter of fiscal 2024. The increase in net income and earnings per share was due to a $19.6 million increase in operating income and lower net interest expense partially offset by a decrease in other income (expense).
Use of Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles ("GAAP"). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including adjusted EBITDA. Management uses adjusted EBITDA in making financial, operating and planning decisions and in evaluating our performance. Management believes this non-
GAAP financial measure may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While Management believes that this non-GAAP measure is useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
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

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 28, 2024
	Pet	Garden	Corporate	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$14,009
Interest expense, net	—	—	—	7,730
Other expense	—	—	—	1,717
Income tax expense	—	—	—	4,364
Net income attributable to noncontrolling interest	—	—	—	172
Income (loss) from operations	51,257	2,423	(25,688)	27,992
Depreciation & amortization	10,080	11,131	723	21,934
Noncash stock-based compensation	—	—	5,510	5,510
Adjusted EBITDA	$61,337	$13,554	$(19,455)	$55,436

Adjusted EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended December 30, 2023
	Pet	Garden	Corporate	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$430
Interest expense, net	—	—	—	9,707
Other income	—	—	—	(993)
Income tax benefit	—	—	—	(869)
Net income attributable to noncontrolling interest	—	—	—	137
Income (loss) from operations	43,388	(8,886)	(26,090)	8,412
Depreciation & amortization	10,798	11,006	741	22,545
Noncash stock-based compensation	—	—	6,021	6,021
Adjusted EBITDA	$54,186	$2,120	$(19,328)	$36,978
Inflation
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, interest rates, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Inflation moderated in fiscal 2024. This has continued into fiscal 2025, and and we have benefitted from lower cost inventory and significant productivity gains resulting in improved margins.
Weather and Seasonality
Our sales of lawn and garden products are impacted by weather conditions in the different markets we serve. Our Garden segment’s business is highly seasonal.  In fiscal 2024, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period.
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
Operating Activities
Net cash used by operating activities decreased by $1.0 million, from $69.8 million for the three months ended December 30, 2023, to
$68.8 million for the three months ended December 28, 2024. The decrease in cash used by operating activities was due primarily to changes in our working capital accounts for the period ended December 28, 2024, as compared to the prior year period, primarily increased accounts receivable partially offset by decreased inventories.
Investing Activities
Net cash used in investing activities decreased $61.1 million, from $70.5 million for the three months ended December 30, 2023 to $9.4 million during the three months ended December 28, 2024. The decrease in cash used in investing activities was due primarily to greater acquisition activity in the prior year and decreased capital expenditures in the current year.
Financing Activities
Net cash used by financing activities increased $47.7 million, from $7.8 million for the three months ended December 30, 2023, to
$55.4 million for the three months ended December 28, 2024. The increase in cash used by financing activities during the current year was due primarily to increased open market purchases of our common stock as compared to the prior year. During the three months ended
December 28, 2024, we repurchased approximately 1.3 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $39.9 million and 0.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $12.3 million. During the three months ended December 30, 2023, we repurchased approximately 49,000 shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $1.4 million.
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $70 million in fiscal 2025, of which we have invested approximately $6 million through December 28, 2024.
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
Total Debt
At December 28, 2024, our total debt outstanding was $1,190.4 million, as compared with $1,189.6 million at December 30, 2023.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 28, 2024.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 28, 2024.
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
We may redeem some or all of the 2028 Notes at our option, through December 31, 2025 for 100.854% and on or after January 1,
2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to
101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 28, 2024.

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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $547 million as of December 28, 2024. The Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for swing loan borrowings. As of December 28, 2024, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $3.0 million outstanding as of December 28, 2024.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at our option, the
Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a)
the Truist Bank prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 28, 2024, and the applicable margin for Base
Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of December 28, 2024. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the
Credit Facility. As of December 28, 2024, the interest rate applicable to Base Rate borrowings was 7.5%, and the interest rate applicable to one-month SOFR-based borrowings was 5.4%.
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
We were in compliance with all financial covenants under the Credit Facility as of December 28, 2024.
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

Summarized Statements of Operations	Three Months Ended		Fiscal Year Ended
	December 28, 2024		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$171,663	$483,634	$694,083	$2,491,748
Gross profit	$40,673	$153,198	$154,310	$771,737
Income (loss) from operations	$(572)	$30,200	$(6,164)	$189,406
Equity in earnings of Guarantor subsidiaries	$27,175	$—	$163,797	$—
Net income (loss)	$(9,063)	$27,175	$(58,047)	$163,797

Summarized Balance Sheet Information	As of		As of
	December 28, 2024		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$840,292	$996,562	$936,497	$896,476
Intercompany receivable from Non-guarantor subsidiaries	82,168	—	76,084	—
Other assets	3,824,955	3,284,236	3,799,521	3,330,344
Total assets	$4,747,415	$4,280,798	$4,812,102	$4,226,820

Current liabilities	$163,665	$366,666	$164,607	$342,289
Intercompany payable from Non-guarantor subsidiaries	—	1,986	—	1,003
Long-term debt	1,190,127	144	1,189,655	154
Other liabilities	1,856,056	228,761	1,888,312	234,308
Total liabilities	$3,209,848	$597,557	$3,242,574	$577,754

New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and
15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 28, 2024.
Changes in Internal Control Over Financial Reporting
  Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2025.  There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-
appealed.  On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal.  The Federal Circuit concluded that the
Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed.  The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information.  The retrial on the "head start" damages issue concluded in early March 2024, but no decision has been issued by the court.  The Company intends to vigorously pursue its defenses in any future proceedings and believes that it will prevail on the merits as to the head start damages issue. While the
Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
From time to time, we are involved in certain legal proceedings in the ordinary course of business. Except as discussed above, we are not currently a party to any other legal proceedings that management believes would have a material effect on our financial position or results of operations.
Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 28, 2024 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 29, 2024 - November 2, 2024	1,270,368	(1) (2) (3)	$30.77	1,261,989	$44,329,000
November 3, 2024 - November 30, 2024	415,643	(1) (3)	$32.00	415,643	$31,028,000
December 1, 2024 - December 28, 2024	44,593	(3)	$35.03	—	$131,028,000
Total	1,730,604		$31.17	1,677,632	$131,028,000	(4)
(1)In August 2019, our Board of Directors authorized a share repurchase program to purchase up to $100 million of our common stock
(the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. In December 2024, our Board of Directors authorized a
$100 million increase in the share repurchase program, (the "2024 Repurchase Authorization"). The 2024 Repurchase
Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 28, 2024, we had $131 million of authorization remaining under our 2024 Repurchase
Authorization and 2019 Repurchase Authorization, collectively.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our 2019 and 2024 Repurchase
Authorizations, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution
Authorization has no fixed expiration date and expires when the Board withdraws its authorization.
(3)Shares purchased during the period indicated include withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.
(4)During the period, we repurchased 1,677,632 shares under the two programs, 1,321,243 CENTA shares and 356,389 CENT shares, including 37,563 shares repurchased under the Equity Dilution Authorization and 1,640,069 shares repurchased under the
2019 Repurchase Authorization.
Item 3.Defaults Upon Senior Securities
Not applicable
Item 4.Mine Safety Disclosures
Not applicable
Item 5.Other Information
During the quarter ended December 28, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement"or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed

10.23	Promotion Letter of Niko Lahanas dated September 26, 2024					X

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101
The following financial statements from the
Company’s Quarterly Report on Form 10-Q for the
quarter ended December 28, 2024, formatted in
Inline XBRL: (i) Condensed Consolidated
Statements of Cash Flows, (ii) Condensed
Consolidated Statements of Operations, (iii)
Condensed Consolidated Statements of
Comprehensive Income, (iv) Condensed
Consolidated Balance Sheets, and (v) Notes to
Condensed Consolidated Financial Statements,
tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 6, 2025

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Executive Officer
(Principal Executive Officer)

/s/ BRADLEY G. SMITH
Bradley G. Smith
Chief Financial Officer
(Principal Financial Officer)