Form 10-Q
period 2025-03-29
CENTRAL GARDEN & PET CO
filed 2025-05-08
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Central Garden & Pet Company

Delaware	001-33268	68-0275553
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  ☒  Yes    ¨☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”
and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2025	9,818,541
Class A Common Stock Outstanding as of April 30, 2025	51,989,308
Class B Stock Outstanding as of April 30, 2025	1,602,374

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, projected cost savings, the expected impact of tariffs, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and markets in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
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

•economic uncertainty and other adverse macroeconomic conditions, including a potential recession;
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
•potential credit risk associated with certain brick and mortar retailers in the pet specialty segment;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 29, 2025	March 30, 2024	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$516,675	$301,332	$753,550
Restricted cash	14,662	14,197	14,853
Accounts receivable (less allowance for credit losses and customer allowances of $22,628, $27,677 and $21,035)	578,880	578,237	326,220
Inventories, net	824,281	914,352	757,943
Prepaid expenses and other	40,755	42,500	34,240
Total current assets	1,975,253	1,850,618	1,886,806
Plant, property and equipment, net	368,468	387,203	379,166
Goodwill	554,692	546,436	551,361
Other intangible assets, net	461,657	480,910	473,280
Operating lease right-of-use assets	208,863	170,849	205,137
Other assets	60,684	104,002	57,689
Total	$3,629,617	$3,540,018	$3,553,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$263,712	$237,310	$212,606
Accrued expenses	275,374	267,813	245,226
Current lease liabilities	58,443	51,045	57,313
Current portion of long-term debt	122	322	239
Total current liabilities	597,651	556,490	515,384
Long-term debt	1,190,724	1,188,955	1,189,809
Long-term lease liabilities	175,581	134,723	173,086
Deferred income taxes and other long-term obligations	122,257	147,683	117,615
Equity:
Common stock, $0.01 par value: 10,218,481, 11,077,612 and 11,074,620 shares outstanding at March 29, 2025, March 30, 2024 and September 28, 2024	102	111	111
Class A common stock, $0.01 par value: 52,615,383, 54,659,683 and 54,446,194 shares outstanding at March 29, 2025, March 30, 2024 and September 28, 2024	526	547	544
Class B stock, $0.01 par value: 1,602,374 shares outstanding at March 29, 2025, March 30, 2024 and September 28, 2024	16	16	16
Additional paid-in capital	575,769	592,136	598,098
Retained earnings	969,715	920,803	959,511
Accumulated other comprehensive loss	(4,615)	(2,825)	(2,626)
Total Central Garden & Pet Company shareholders’ equity	1,541,513	1,510,788	1,555,654
Noncontrolling interest	1,891	1,379	1,891
Total equity	1,543,404	1,512,167	1,557,545
Total	$3,629,617	$3,540,018	$3,553,439
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$833,537	$900,090	$1,489,973	$1,534,623
Cost of goods sold	560,454	621,210	1,021,191	1,076,898
Gross profit	273,083	278,880	468,782	457,725
Selling, general and administrative expenses	179,759	185,433	347,466	355,866
Operating income	93,324	93,447	121,316	101,859
Interest expense	(14,510)	(14,376)	(28,980)	(28,692)
Interest income	5,152	2,903	11,892	7,512
Other income (expense)	744	(171)	(973)	822
Income before income taxes and noncontrolling interest	84,710	81,803	103,255	81,501
Income tax expense	19,903	19,134	24,267	18,265
Income including noncontrolling interest	64,807	62,669	78,988	63,236
Net income attributable to noncontrolling interest	1,174	682	1,346	819
Net income attributable to Central Garden & Pet Company	$63,633	$61,987	$77,642	$62,417
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.99	$0.94	$1.21	$0.95
Diluted	$0.98	$0.93	$1.19	$0.93
Weighted average shares used in the computation of net income per share:
Basic	64,140	65,638	64,346	65,526
Diluted	64,879	66,831	65,171	66,815
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Income including noncontrolling interest	$64,807	$62,669	$78,988	$63,236
Other comprehensive income (loss):
Foreign currency translation	46	(714)	(1,989)	145
Total comprehensive income	64,853	61,955	76,999	63,381
Comprehensive income attributable to noncontrolling interest	1,174	682	1,346	819
Comprehensive income attributable to Central Garden & Pet Company	$63,679	$61,273	$75,653	$62,562
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$78,988	$63,236
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	42,580	45,357
Amortization of deferred financing costs	1,347	1,340
Non-cash lease expense	29,987	25,753
Stock-based compensation	9,528	8,927
Deferred income taxes	2,525	2,673
Other operating activities	(1,056)	1,811
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(252,375)	(240,408)
Inventories	(67,654)	(59,263)
Prepaid expenses and other assets	(11,542)	(7,492)
Accounts payable	50,504	41,475
Accrued expenses	28,416	46,785
Other long-term obligations	2,100	673
Operating lease liabilities	(29,043)	(25,169)
Net cash used by operating activities	(115,695)	(94,302)
Cash flows from investing activities:
Additions to plant, property and equipment	(16,760)	(19,478)
Payments to acquire companies, net of cash acquired	(3,318)	(59,818)
Investments	—	(850)
Other investing activities	(125)	(140)
Net cash used in investing activities	(20,203)	(80,286)
Cash flows from financing activities:
Repayments of long-term debt	(145)	(159)
Repurchase of common stock, including shares surrendered for tax withholding	(98,233)	(12,055)
Payment of contingent consideration liability	—	(57)
Distribution to noncontrolling interest	(1,346)	(900)
Net cash used by financing activities	(99,724)	(13,171)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,444)	415
Net decrease in cash, cash equivalents and restricted cash	(237,066)	(187,344)
Cash, cash equivalents and restricted cash at beginning of period	768,403	502,873
Cash, cash equivalents and restricted cash at end of period	$531,337	$315,529
Supplemental information:
Cash paid for interest	$28,976	$28,695
Cash paid for income taxes	$13,368	$13,775
Lease liabilities arising from obtaining right-of-use assets	$30,776	$24,652
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 29, 2025
(Unaudited)
1.Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of
March 29, 2025 and March 30, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income for the three and six months ended March 29, 2025 and March 30, 2024, and the condensed consolidated statements of cash flows for the six months ended March 29, 2025 and March 30, 2024 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 29,
2025 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the
Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, which has previously been filed with the Securities and Exchange Commission. The September 28, 2024 balance sheet presented herein was derived from the audited financial statements.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 29, 2025, March 30, 2024 and September 28, 2024,
respectively.

	March 29, 2025	March 30, 2024	September 28, 2024
	(in thousands)
Cash and cash equivalents	$516,675	$301,332	$753,550
Restricted cash	14,662	14,197	14,853
Total cash, cash equivalents and restricted cash	$531,337	$315,529	$768,403

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
2.Fair Value Measurements
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
The Company’s financial instruments include cash and equivalents, short term investments, accounts receivable and payable, short-
term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis consist of contingent consideration within
Level 3 of the fair value hierarchy.  Such amounts are not material for all periods presented.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 29, 2025 and March 30,
2024, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes").
The estimated fair value of the Company's 2031 Notes as of March 29, 2025, March 30, 2024 and September 28, 2024 was $359.8 million,
$352.4 million and $367.2 million, respectively, compared to a carrying value of $396.3 million, $395.7 million and $396.0 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030
Notes"). The estimated fair value of the Company's 2030 Notes as of March 29, 2025, March 30, 2024 and September 28, 2024 was $457.2
million, $448.0 million and $465.2 million, respectively, compared to a carrying value of $495.6 million, $494.8 million and $495.2 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the
"2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 29, 2025, March 30, 2024 and September 28, 2024 was
$296.6 million, $291.1 million and $299.2 million, respectively, compared to a carrying value of $298.7 million, $298.2 million and $298.4 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.
3.Acquisitions
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million.  The addition of TDBBS expands the Company’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances the Company’s eCommerce and direct-to-consumer capabilities. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $45 million, of which $23 million was allocated to identified intangible assets and approximately $5 million to goodwill in the Company's condensed consolidated balance sheet. Financial results of TDBBS have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

Amounts Recognized as of Acquisition Date (1)

Current assets, net of cash and cash equivalents acquired	$22,968
Fixed assets	2,369
Goodwill	4,925
Operating lease right-of-use assets	3,956
Deferred tax assets	15,859
Other intangible assets, net	22,970
Current liabilities	(9,094)
Long-term lease liabilities	(3,727)
Net assets acquired, less cash and cash equivalents	$60,226
(1)  As previously reported in the Company's Form 10-K for the period ended September 28, 2024.

4.Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	March 29, 2025	March 30, 2024	September 28, 2024
	(in thousands)
Raw materials	$237,133	$267,032	$256,419
Work in progress	146,926	180,877	146,041
Finished goods	423,357	447,595	338,762
Supplies	16,865	18,848	16,721
Total inventories, net	$824,281	$914,352	$757,943
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
for the six months ended March 29, 2025 and March 30, 2024.

6.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 29, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.1)	$—	$2.9
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.1)	(35.0)	234.3
Customer-related intangible assets – amortizable	421.7	(188.9)	(17.5)	215.2
Other acquired intangible assets – amortizable	41.9	(35.4)	(0.3)	6.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.4)	(1.5)	12.2
Total other intangible assets, net	$763.0	$(247.4)	$(54.0)	$461.7
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 30, 2024
Marketing-related intangible assets – amortizable	$22.1	$(21.9)	$—	$0.2
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.9)	(29.4)	223.3
Customer-related intangible assets – amortizable	416.4	(161.4)	(10.3)	244.7
Other acquired intangible assets – amortizable	39.7	(32.5)	(0.3)	6.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(32.5)	(1.5)	12.8
Total other intangible assets, net	$737.8	$(215.7)	$(41.2)	$480.9
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(22.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(22.8)	(35.0)	234.5
Customer-related intangible assets – amortizable	421.7	(176.4)	(17.5)	227.8
Other acquired intangible assets – amortizable	39.7	(34.3)	(0.3)	5.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(34.3)	(1.5)	11.0
Total other intangible assets, net	$760.8	$(233.5)	$(54.0)	$473.3
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the six months ended March 29, 2025, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted average remaining lives of nine years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $6.6 million and $8.1 million for the three months ended March 29, 2025 and March 30, 2024, respectively, and $14.0 million and $16.3 million for the six months ended
March 29, 2025 and March 30, 2024, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $25 million per year from fiscal 2025 through fiscal 2027 and $23 million per year from fiscal 2028 through fiscal 2029.
7.Long-Term Debt
Long-term debt consists of the following:

	March 29, 2025	March 30, 2024	September 28, 2024
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(9,402)	(11,287)	(10,345)
Net carrying value	1,190,598	1,188,713	1,189,655
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	248	564	393
Total	1,190,846	1,189,277	1,190,048
Less current portion	(122)	(322)	(239)
Long-term portion	$1,190,724	$1,188,955	$1,189,809
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
control.
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.  The Company was in compliance with all financial covenants as of March 29, 2025.
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
control.
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.  The Company was in compliance with all financial covenants as of March 29, 2025.
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
The Company may redeem some or all of the 2028 Notes, at its option, at any time through December 31, 2025, for 100.854%, and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require the Company to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 29, 2025.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves.  Proceeds of the Credit Facility will be used for general corporate purposes.  Net availability under the Credit Facility was approximately $706 million as of March 29, 2025.  The Credit Facility includes a
$50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of
March 29, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit
Facility, there were other standby and commercial letters of credit of $3.0 million outstanding as of March 29, 2025.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the
Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility.  Base Rate is defined as the highest of (a) the Truist Bank prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d)
0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 29, 2025, and the
applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of March 29, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit
Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility.  As of March 29, 2025, the interest rate applicable to Base
Rate borrowings was 7.5%, and the interest rate applicable to one-month SOFR-based borrowings was 5.3%.

The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii)
65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions.  The Company was in compliance with all financial covenants under the Credit Facility as of March 29, 2025.

8.Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 29, 2025 and March 30, 2024.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2024	$111	$544	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
Comprehensive income (loss)	—	—	—	—	14,009	(2,035)	11,974	172	12,146
Amortization of share-based awards	—	—	—	3,648	—	—	3,648	—	3,648
Restricted share activity, including net share settlement	—	(1)	—	(1,810)	—	—	(1,811)	—	(1,811)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,789	—	—	1,790	—	1,790
Repurchase of stock	(4)	(13)	—	(14,948)	(37,176)	—	(52,141)	—	(52,141)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Balance December 28, 2024	$107	$531	$16	$586,777	$936,344	$(4,661)	$1,519,114	$717	$1,519,831
Comprehensive income	—	—	—	—	63,633	46	63,679	1,174	64,853
Amortization of share-based awards	—	—	—	2,387	—	—	2,387	—	2,387
Restricted share activity, including net share settlement	—	1	—	(3,574)	—	—	(3,573)	—	(3,573)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,175	—	—	1,176	—	1,176
Repurchase of stock	(5)	(7)	—	(10,996)	(30,262)	—	(41,270)	—	(41,270)
Balance March 29, 2025	$102	$526	$16	$575,769	$969,715	$(4,615)	$1,541,513	$1,891	$1,543,404

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 30, 2023	$111	$544	$16	$594,282	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
Comprehensive income	—	—	—	—	430	859	1,289	137	1,426
Amortization of share-based awards	—	—	—	4,169	—	—	4,169	—	4,169
Restricted share activity, including net share settlement	—	(1)	—	(1,918)	—	—	(1,919)	—	(1,919)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,583)	—	—	(1,581)	—	(1,581)
Repurchase of stock	—	—	—	(438)	(984)	—	(1,422)	—	(1,422)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(900)	(900)
Balance December 30, 2023	$111	$545	$16	$594,512	$858,816	$(2,111)	$1,451,889	$697	$1,452,586
Comprehensive income (loss)	—	—	—	—	61,987	(714)	61,273	682	61,955
Amortization of share-based awards	—	—	—	2,163	—	—	2,163	—	2,163
Restricted share activity, including net share settlement	—	1	—	(4,344)	—	—	(4,343)	—	(4,343)
Issuance of common stock, including net share settlement of stock options	—	1	—	(195)	—	—	(194)	—	(194)
Balance March 30, 2024	$111	$547	$16	$592,136	$920,803	$(2,825)	$1,510,788	$1,379	$1,512,167
9.Stock-Based Compensation
The Company recognized share-based compensation expense of $9.5 million and $8.9 million for the six months ended March 29,
2025 and March 30, 2024, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 29, 2025 and March 30, 2024 was $2.3 million and $2.1 million, respectively.

10.Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$63,633	64,140	$0.99	$77,642	64,346	$1.21
Effect of dilutive securities:
Options to purchase common stock	—	78	—	—	94	—
Restricted shares	—	466	$(0.01)	—	560	(0.02)
Performance stock units	—	195	—	—	171	—
Diluted EPS:
Net income available to common shareholders	$63,633	64,879	$0.98	$77,642	65,171	$1.19

	Three Months Ended			Six Months Ended
	March 30, 2024			March 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$61,987	65,638	$0.94	$62,417	65,526	$0.95
Effect of dilutive securities:
Options to purchase common stock	—	233	—	—	298	(0.01)
Restricted shares	—	781	(0.01)	—	829	(0.01)
Performance stock units	—	179	—		162	$—
Diluted EPS:
Net income available to common shareholders	$61,987	66,831	$0.93	$62,417	66,815	$0.93
Options to purchase 0.6 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at
March 29, 2025, and options to purchase 1.0 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at March 30, 2024.
For the three months ended March 29, 2025 and March 30, 2024, approximately 0.3 million options outstanding, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.
For the six months ended March 29, 2025 and March 30, 2024, approximately 0.3 million and 0.4 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.

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

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(in thousands)
Net sales:
Pet segment	$453,710	$480,230	$881,172	$889,452
Garden segment	379,827	419,860	608,801	645,171
Total net sales	$833,537	$900,090	$1,489,973	$1,534,623
Operating income (loss)
Pet segment	60,614	62,659	111,871	106,047
Garden segment	58,731	57,066	61,154	48,180
Corporate	(26,021)	(26,278)	(51,709)	(52,368)
Total operating income	93,324	93,447	121,316	101,859
Interest expense - net	(9,358)	(11,473)	(17,088)	(21,180)
Other (expense) income	744	(171)	(973)	822
Income tax expense	19,903	19,134	24,267	18,265
Income including noncontrolling interest	64,807	62,669	78,988	63,236
Net income attributable to noncontrolling interest	1,174	682	1,346	819
Net income attributable to Central Garden & Pet Company	$63,633	$61,987	$77,642	$62,417
Depreciation and amortization:
Pet segment	$9,498	$11,124	$19,578	$21,922
Garden segment	10,443	11,014	21,574	22,020
Corporate	705	674	1,428	1,415
Total depreciation and amortization	$20,646	$22,812	$42,580	$45,357

	March 29, 2025	March 30, 2024	September 28, 2024
	(in thousands)
Assets:
Pet segment	$1,025,398	$1,038,619	$955,000
Garden segment	1,516,181	1,561,132	1,272,033
Corporate	1,088,038	940,267	1,326,406
Total assets	$3,629,617	$3,540,018	$3,553,439
Goodwill (included in corporate assets above):
Pet segment	$285,323	$277,067	$281,992
Garden segment	269,369	269,369	269,369
Total goodwill	$554,692	$546,436	$551,361

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended March 29, 2025			Six Months Ended March 29, 2025
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$152.9	$—	$152.9	$277.8	$—	$277.8
Dog and cat products	137.4	—	137.4	298.1	—	298.1
Other manufacturers' products	110.3	60.9	171.2	215.3	103.2	318.5
Wild bird products	53.1	81.7	134.8	90.0	135.3	225.3
Other garden supplies	—	237.2	237.2	—	370.3	370.3
Total	$453.7	$379.8	$833.5	$881.2	$608.8	$1,490.0

	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$175.0	$—	$175.0	$302.7	$—	$302.7
Dog and cat products	152.4	—	152.4	297.7	—	297.7
Other manufacturers' products	107.9	85.6	193.5	208.2	132.3	340.5
Wild bird products	44.9	65.8	110.7	80.8	116.6	197.4
Other garden supplies	—	268.5	268.5	—	396.3	396.3
Total	$480.2	$419.9	$900.1	$889.5	$645.2	$1,534.6

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
Recent Developments
Fiscal 2025 Second Quarter Financial Performance:
•Net sales decreased $66.6 million, or 7.4%, from the prior year quarter to $834 million, with Pet net sales decreasing
5.5% and Garden net sales decreasing 9.5%.
•Gross profit decreased $5.8 million from the prior year quarter, while gross margin increased 180 basis points to 32.8%.
•Selling, general and administrative expense decreased $5.7 million from the prior year quarter to $179.8 million and increased as a percentage of net sales 100 basis points to 21.6%.
•Operating income was $93.3 million in the second quarter of fiscal 2025 and was relatively flat as compared to the second quarter of 2024. On a non-GAAP basis, operating income was $98.7 million in both periods.
•Net Income in the second quarter of fiscal 2025 was $63.6 million, or $0.98 per diluted share, compared to $62.0 million, or $0.93 per diluted share, in the second quarter of fiscal 2024.  On a non-GAAP basis, net income was $67.7 million, or
$1.04 per diluted share, in the second quarter of fiscal 2025.
Wind-down of U.K. Operations
In March 2025, we decided to wind-down our operations in the United Kingdom, which also served certain European markets, as we move to a direct-export model.  As a result, we incurred approximately $5.3 million of one-time costs, including $4.4 million in cost of goods sold and $0.9 million in selling, general and administrative costs, related to the liquidation of inventory and receivables.  We expect to incur additional costs, including severance and facility closure costs, in the remaining two quarters of fiscal 2025.
Stock Repurchases
Since our quarter ended March 29, 2025, through April 30, 2025, we have repurchased 0.8 million shares of our non-voting common stock (CENTA) and 0.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of $38.7 million.  As of
April 30, 2025, we had approximately $62.5 million remaining under our 2024 Repurchase Authorization.

Results of Operations
Three Months Ended March 29, 2025
Compared with Three Months Ended March 30, 2024
Net Sales
Net sales for the three months ended March 29, 2025, decreased $66.6 million, or 7.4%, to $833.5 million from $900.1 million for the three months ended March 30, 2024. The decline in net sales was driven in part by the timing of customer orders that shifted sales into the first quarter. Our branded product sales decreased $44.2 million, and sales of other manufacturers’ products decreased $22.4 million.
Pet net sales decreased $26.5 million, or 5.5%, to $453.7 million for the three months ended March 29, 2025, from $480.2 million for the three months ended March 30, 2024.  The decline in net sales was driven primarily by the timing of customers orders and promotional events that shifted sales into the first quarter.  Pet sales were also negatively impacted by the continued decline in demand for pet durable products, particularly our outdoor cushion and pet bed business and our aquatics business.  Pet branded product sales decreased $28.9 million, and sales of other manufacturers' products increased $2.4 million.
Garden net sales decreased $40.1 million, or 9.5%, to $379.8 million for the three months ended March 29, 2025 from $419.9 million for the three months ended March 30, 2024. Garden net sales declined due primarily to customers shifting pre-season orders into the first quarter, unfavorable weather resulting in a delayed start to the garden season and decreased sales of third-party products which were negatively impacted by the loss of distribution of two product lines. These declines were partially offset by increased sales of our Wild Bird business due to the colder weather.  Garden branded product sales decreased $15.3 million, and sales of other manufacturers' products decreased $24.8 million.
Gross Profit
Gross profit for the three months ended March 29, 2025 decreased $5.8 million, or 2.1%, to $273.1 million from $278.9 million for the three months ended March 30, 2024. The decrease in gross profit was due to lower net sales.  Gross margin increased 180 basis points to
32.8% for the three months ended March 29, 2025 from 31.0% for the three months ended March 30, 2024.
  Both segments contributed to the improved gross margin, which was driven by productivity gains resulting from our Cost and
Simplicity program (e.g., prior year facility consolidations and the exit of lower margin businesses) and moderating inflation.
On a non-GAAP basis, which excludes the impact of charges for facility closures in the second quarter of fiscal 2025 and fiscal 2024, non-GAAP gross margin increased 200 basis points to 33.3% for the three months ended March 29, 2025, from 31.3% for the three months ended March 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.7 million, or 3.1%, to $179.8 million for the three months ended March 29,
2025. As a percentage of net sales, selling, general and administrative expenses increased to 21.6% for the three months ended March 29,
2025, compared to 20.6% in the comparable prior year quarter due primarily to the decrease in net sales. Selling, general and administrative expenses decreased in both corporate and Garden, while Pet was relatively flat, as compared to the prior year quarter.
Selling and delivery expense decreased $0.7 million to $81.7 million for the three months ended March 29, 2025 as compared to $82.4 million in the prior year quarter. The decreased expense was in the Garden segment due primarily to lower headcount.
Warehouse and administrative expense decreased $5.0 million, or 4.9%, to $98.1 million for the three months ended March 29, 2025 from $103.1 million for the three months ended March 30, 2024. The decrease in warehouse and administrative expense was primarily in
Garden, due in part to a reduced headcount, although both corporate and Pet also had minor decreases.  Corporate expense decreased
$0.3 million due primarily to lower third-party expenses and lower insurance costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $0.1 million, or 0.1%, to $93.3 million for the three months ended March 29, 2025 from $93.4 million for the three months ended March 30, 2024.  Our operating margin increased from 10.4% in the prior year quarter to 11.2% in the current year quarter. The decrease in operating income was due to reduced net sales partially offset by a 180 basis point increase in gross margin and a
$5.7 million decrease in selling, general and administrative expense.
Pet operating income decreased $2.0 million, or 3.3%, to $60.6 million for the three months ended March 29, 2025 from $62.6 million for the three months ended March 30, 2024. Pet operating income decreased due to a $26.5 million decline in net sales partially offset by improved gross margin.
Garden operating income increased $1.7 million to $58.7 million for the three months ended March 29, 2025. Garden operating income increased due to an improved gross margin and lower selling, general and administrative expenses partially offset by lower net sales.

Corporate operating expense decreased $0.3 million, or 1.0%, to $26.0 million for the three months ended March 29, 2025 from $26.3 million for the three months ended March 30, 2024, due primarily to lower third-party expenses and lower insurance costs.
Net Interest Expense
Net interest expense for the three months ended March 29, 2025 decreased $2.1 million, or 18.4%, to $9.4 million from $11.5 million for the three months ended March 30, 2024. The decrease in net interest expense was due to increased interest income resulting from higher cash balances during the current quarter. Debt outstanding on March 29, 2025 was $1,190.8 million compared to $1,189.3 million at March
30, 2024.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income increased $0.9 million to $0.7 million of income for the three months ended March 29,
2025 from $0.2 million of expense for the three months ended March 30, 2024.  The increase in other income was due primarily to foreign currency gains in the current year quarter as compared to foreign currency losses in the prior year quarter.
Income Taxes
Our effective income tax rate was 23.5% for the quarter ended March 29, 2025 and 23.4% for the quarter ended March 30, 2024.
Net Income and Earnings Per Share
Net income in the second quarter of fiscal 2025 was $63.6 million, or $0.98 per diluted share, compared to $62.0 million, or $0.93 per diluted share, in the second quarter of fiscal 2024. On a non-GAAP basis, net income in the second quarter of fiscal 2025 was $67.7 million, or $1.04 per diluted share, compared to $66.0 million, or $0.99 per diluted share, in the second quarter of fiscal 2024.
Six Months Ended March 29, 2025
Compared with Six Months Ended March 30, 2024
Net Sales
Net sales for the six months ended March 29, 2025 decreased $45 million, or 2.9%, to $1,490 million from $1,535 million for the six months ended March 30, 2024.  Our branded product sales decreased $23 million, and sales of other manufacturers’ products decreased
$22 million.
Pet net sales decreased $8.2 million, or 0.9%, to $881 million for the six months ended March 29, 2025 from $889 million for the six months ended March 30, 2024.  The decline in Pet net sales was due primarily to lower sales of durable items impacting outdoor cushions, pet beds and aquatics.  Pet branded sales decreased $15 million, and sales of other manufacturer's products increased $7 million.
Garden net sales decreased $36.4 million, or 5.6%, to $609 million for the six months ended March 29, 2025 from $645 million for the six months ended March 30, 2024. The decline in Garden net sales was due primarily to the loss of two product lines in our third-party distribution business and unfavorable weather resulting in a later start to the garden season.  The declines were partially offset by increased sales in our Wild Bird business due to the colder weather.  Garden branded sales decreased $7 million, and sales of other manufacturers’
products decreased $29 million.
Gross Profit
Gross profit for the six months ended March 29, 2025 increased $11.1 million, or 2.4%, to $468.8 million from $457.7 million for the six months ended March 30, 2024.  Gross margin improved 170 basis points to 31.5% for the six months ended March 29, 2025 from 29.8% for the six months ended March 30, 2024.
Both the Pet and Garden segments contributed to the increase in gross profit and gross margin, which was driven by productivity gains resulting from our Cost and Simplicity program.  Prior year initiatives under the program, including facility consolidations, productivity initiatives and the exit of lower margin business have positively impacted the gross margin as well as moderating inflation.
On a non-GAAP basis, which excludes the impact of the charges related to facility closures in the second quarter of fiscal 2025 and fiscal 2024, gross profit for the six months ended March 29, 2025 increased $12.9 million, or 2.8%, to $473.2 million from $460.3 million for the six months ended March 30, 2024.  Non-GAAP gross margin increased 180 basis points to 31.8% for the six months ended March 29,
2025 from 30.0% for the six months ended March 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $8.4 million, or 2.4%, to $347.5 million for the six months ended March 29,
2025 from $355.9 million for the six months ended March 30, 2024.  As a percentage of net sales, selling, general and administrative expenses increased to 23.3% for the six months ended March 29, 2025 from 23.2% for the comparable prior year six-month period.
Decreased selling, general and administrative expenses in both Garden and corporate were partially offset by increased expense in Pet.
Selling and delivery expense increased $2.7 million, or 1.8%, to $154.4 million for the six months ended March 29, 2025 from $151.7 million for the six months ended March 30, 2024.  The increase was in the Pet segment and due primarily to higher media and digital marketing spend to support eCommerce sales.
Warehouse and administrative expense decreased $11.1 million, or 5.4%, to $193.1 million for the six months ended March 29, 2025 from $204.2 million for the six months ended March 30, 2024.  Garden, Pet and corporate all contributed to the decrease in warehouse and administrative expense.  The decrease was due primarily to cost reductions resulting from prior facility closures and the exit of lower margin business.  Corporate expense decreased $0.7 million due primarily to decreased insurance and third-party expense partially offset by increased variable compensation. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $19.5 million, or 19.1%, to $121.3 million for the six months ended March 29, 2025 from $101.8 million for the six months ended March 30, 2024.  Our operating margin increased to 8.1% for the six months ended March 29, 2025 from 6.6% for the six months ended March 30, 2024.  Operating income increased due to a $11.1 million increase in gross profit and a 170 basis point improvement in gross margin, and an $8.4 million decrease in selling, general and administrative expense.
Pet operating income increased $5.8 million, or 5.5%, to $111.9 million for the six months ended March 29, 2025 from $106.1 million for the six months ended March 30, 2024.  Pet operating income increased due to an increase in gross profit and gross margin, partially offset by an increase in selling, general and administrative expense.
Garden operating income increased $13.0 million to $61.2 million for the six months ended March 29, 2025 from $48.2 million for the six months ended March 30, 2024.  Garden operating income increased due to an increase in gross profit and gross margin and lower selling, general and administrative expenses.
Corporate operating expense decreased $0.7 million to $51.7 million in the current six-month period from $52.4 million in the comparable fiscal 2024 period due primarily to decreased insurance and third-party expense partially offset by increased variable compensation.
Net Interest Expense
Net interest expense for the six months ended March 29, 2025 decreased $4.1 million, or 19.3%, to $17.1 million from $21.2 million for the six months ended March 30, 2024.  The decrease in net interest expense was due to increased interest income resulting from higher cash balances during the current six-month period. Debt outstanding as of March 29, 2025 was $1,190.8 million compared to $1,189.3 million as of March 30, 2024.
Other Income (Expense)
Other income (expense) decreased $1.8 million to an expense of $1.0 million for the six months ended March 29, 2025, from income of $0.8 million for the six months ended March 30, 2024.  The decrease in other income was due primarily to foreign currency losses in the current six-month period as compared to foreign currency gains in the prior year six-month period.
Income Taxes
Our effective income tax rate was 23.5% for the six-month period ended March 29, 2025 compared to 22.4% for the six-month period ended March 30, 2024.  The increase in our effective income tax rate was due primarily to a smaller tax benefit from stock compensation compared to the prior six-month period.
Net Income and Earnings Per Share
Our net income for the six months ended March 29, 2025 was $77.6 million, or $1.19 per diluted share, compared to $62.4 million, or
$0.93 per diluted share, for the six months ended March 30, 2024.
On a non-GAAP basis, net income for the six-month period ended March 29, 2025 was $81.7 million or $1.25 per diluted share, compared to $66.5 million, or $0.99 per diluted share, for the six-month period ended March 30, 2024.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with
GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, non-GAAP operating income, and adjusted EBITDA. Management uses these non-GAAP financial measures that exclude the impact of specific items (described below) in making financial, operating and planning decisions and in evaluating our performance. Also, Management believes that these non-
GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While Management believes that non-GAAP measures are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
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

Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures: we have excluded the charges related to our decision to close distribution and manufacturing facilities as they represent infrequent transactions that impact the comparability between operating periods.  We believe these exclusions supplement the GAAP information with a measure that may be useful to investors in assessing the sustainability of our operating performance.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful supplemental information to investors and management.
1.During the second quarter of fiscal 2025, we recognized incremental expense of $5.3 million in the consolidated statement of operations, related to the decision to wind-down our operations in the U.K. and the related facility there as we move to a direct-export model.
2.During the second quarter of fiscal 2024, we recognized incremental expense of $5.3 million in the consolidated statement of operations, from the closure of a manufacturing facility in Chico, California, and the consolidation of our Southeast distribution network.

Net Income and Diluted Net Income Per Share Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$63,633	$61,987	$77,642	$62,417
Facility closures	(1)(2)	5,339	5,270	5,339	5,270
Tax effect of facility closures & business exit		(1,255)	(1,233)	(1,255)	(1,233)
Non-GAAP net income attributable to Central Garden & Pet Company		$67,717	$66,024	$81,726	$66,454
GAAP diluted net income per share		$0.98	$0.93	$1.19	$0.93
Non-GAAP diluted net income per share		$1.04	$0.99	$1.25	$0.99
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		64,879	66,831	65,171	66,815

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 29, 2025			Six Months Ended March 29, 2025
	GAAP	Facility closure(1)	Non-GAAP	GAAP	Facility closure(1)	Non-GAAP
	(in thousands)
Net sales	$833,537	$—	$833,537	$1,489,973	$—	$1,489,973
Cost of goods sold and occupancy	560,454	4,413	556,041	1,021,191	4,413	1,016,778
Gross profit	$273,083	$(4,413)	$277,496	$468,782	$(4,413)	$473,195
Selling, general and administrative expenses	179,759	926	178,833	347,466	926	346,540
Income from operations	$93,324	$(5,339)	$98,663	$121,316	$(5,339)	$126,655

Gross margin	32.8%		33.3%	31.5%		31.8%
Operating margin	11.2%		11.8%	8.1%		8.5%

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	GAAP	Facility closures(2)	Non-GAAP	GAAP	Facility closures(2)	Non-GAAP
	(in thousands)
Net sales	$900,090	$—	$900,090	$1,534,623	$—	$1,534,623
Cost of goods sold and occupancy	621,210	2,527	618,683	1,076,898	2,527	1,074,371
Gross profit	$278,880	$(2,527)	$281,407	$457,725	$(2,527)	$460,252
Selling, general and administrative expenses	185,433	2,743	182,690	355,866	2,743	353,123
Income from operations	$93,447	$(5,270)	$98,717	$101,859	$(5,270)	$107,129

Gross margin	31.0%		31.3%	29.8%		30.0%
Operating margin	10.4%		11.0%	6.6%		7.0%

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
		(in thousands)
GAAP operating income		$60,614	$62,659	$111,871	$106,047
Facility closure	(1)	5,339	—	5,339	—
Non-GAAP operating income		$65,953	$62,659	$117,210	$106,047
GAAP operating margin		13.4%	13.0%	12.7%	11.9%
Non-GAAP operating margin		14.5%	13.0%	13.3%	11.9%

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
		(in thousands)
GAAP operating income		$58,731	$57,066	$61,154	$48,180
Facility closure	(2)	—	5,270	—	5,270
Non-GAAP operating income		$58,731	$62,336	$61,154	$53,450
GAAP operating margin		15.5%	13.6%	10.0%	7.5%
Non-GAAP operating margin		15.5%	14.8%	10.0%	8.3%

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended March 29, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$63,633
Interest expense, net		—	—	—	9,358
Other income		—	—	—	(744)
Income tax expense		—	—	—	19,903
Net income attributable to noncontrolling interest		—	—	—	1,174
Income (loss) from operations		60,614	58,731	(26,021)	93,324
Depreciation & amortization		9,498	10,443	705	20,646
Noncash stock-based compensation		—	—	4,018	4,018
Facility closure	(1)	5,339	—	—	5,339
Adjusted EBITDA		$75,451	$69,174	$(21,298)	$123,327

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended March 30, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$61,987
Interest expense, net		—	—	—	11,473
Other expense		—	—	—	171
Income tax expense		—	—	—	19,134
Net income attributable to noncontrolling interest		—	—	—	682
Income (loss) from operations		62,659	57,066	(26,278)	93,447
Depreciation & amortization		11,124	11,014	674	22,812
Noncash stock-based compensation		—	—	2,907	2,907
Facility closures	(2)	—	5,270	—	5,270
Adjusted EBITDA		$73,783	$73,350	$(22,697)	$124,436

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Six Months Ended March 29, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$77,642
Interest expense, net		—	—	—	17,088
Other expense		—	—	—	973
Income tax expense		—	—	—	24,267
Net income attributable to noncontrolling interest		—	—	—	1,346
Income (loss) from operations		111,871	61,154	(51,709)	121,316
Depreciation & amortization		19,578	21,574	1,428	42,580
Noncash stock-based compensation		—	—	9,528	9,528
Facility closure	(1)	5,339	—	—	5,339
Adjusted EBITDA		$136,788	$82,728	$(40,753)	$178,763

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Six Months Ended March 30, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$62,417
Interest expense, net		—	—	—	21,180
Other income		—	—	—	(822)
Income tax expense		—	—	—	18,265
Net income attributable to noncontrolling interest		—	—	—	819
Income (loss) from operations		106,047	48,180	(52,368)	101,859
Depreciation & amortization		21,922	22,020	1,415	45,357
Noncash stock-based compensation		—	—	8,927	8,927
Facility closures	(2)	—	5,270	—	5,270
Adjusted EBITDA		$127,969	$75,470	$(42,026)	$161,413
Inflation
Our revenues and margins are dependent on various economic factors, including fluctuating rates of inflation, energy costs, interest rates, and currencies and consumer attitudes toward discretionary spending. Inflation moderated in fiscal 2024 and this has continued into fiscal 2025.  We have benefited from lower cost inventory and significant productivity gains resulting in improved margins.  The imposition of tariffs and a global trade war, however, could result in higher inflation as the year progresses.
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
Operating Activities
Net cash used by operating activities increased by $21.4 million, from $94.3 million for the six months ended March 30, 2024, to
$115.7 million for the six months ended March 29, 2025. The increase in cash used by operating activities was due primarily to changes in our working capital accounts for the six-month period ended March 29, 2025, as compared to the prior year period, primarily increased accounts receivable and inventory as well as decreased accrued expenses, all partially offset by increased accounts payable.
Investing Activities
Net cash used in investing activities decreased $60.1 million, from $80.3 million for the six months ended March 30, 2024 to $20.2 million during the six months ended March 29, 2025. The decrease in cash used in investing activities was due primarily to acquisition activity in the prior year and decreased capital expenditures in the current year.
Financing Activities
Net cash used by financing activities increased $86.6 million, from $13.2 million for the six months ended March 30, 2024, to $99.7 million for the six months ended March 29, 2025. The increase in cash used by financing activities during the current year was due primarily to increased open market purchases of our common stock as compared to the prior year. During the six months ended March 29, 2025, we repurchased approximately 2.1 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $63.2 million, or approximately $30.75 per share, and approximately 0.9 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $30.2 million, or approximately $35.28 per share. During the six months ended March
30, 2024, we repurchased approximately 0.1 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $1.4 million, or approximately $28.75 per share.
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $60 million in fiscal 2025, of which we have invested approximately $17 million through March 29, 2025.

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
Total Debt
At March 29, 2025, our total debt outstanding was $1,190.8 million, as compared with $1,189.3 million at March 30, 2024.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 29, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 29, 2025.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 29, 2025.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $706 million as of March 29, 2025. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of March 29, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $3.0 million outstanding as of March 29, 2025.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at our option, the
Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a)
the Truist prime Bank rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 29, 2025, and the applicable margin for Base
Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of March 29, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Credit Facility. As of March 29, 2025, the interest rate applicable to Base Rate borrowings was 7.5%, and the interest rate applicable to one-month SOFR-based borrowings was 5.3%.
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
We were in compliance with all financial covenants under the Credit Facility as of March 29, 2025.
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

Summarized Statements of Operations	Six Months Ended		Fiscal Year Ended
	March 29, 2025		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$391,195	$1,093,469	$694,083	$2,491,748
Gross profit	$96,318	$370,940	$154,310	$771,737
Income (loss) from operations	$6,787	$121,138	$(6,164)	$189,406
Equity in earnings of Guarantor subsidiaries	$99,833	$—	$163,797	$—
Net income (loss)	$(11,427)	$99,833	$(58,047)	$163,797

Summarized Balance Sheet Information	As of		As of
	March 29, 2025		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$789,923	$1,137,814	$936,497	$896,476
Intercompany receivable from Non-guarantor subsidiaries	81,402	—	76,084	—
Other assets	3,915,327	3,236,994	3,799,521	3,330,344
Total assets	$4,786,652	$4,374,808	$4,812,102	$4,226,820

Current liabilities	$187,582	$394,247	$164,607	$342,289
Intercompany payable from Non-guarantor subsidiaries	—	1,625	—	1,003
Long-term debt	1,190,598	126	1,189,655	154
Other liabilities	1,844,917	222,712	1,888,312	234,308
Total liabilities	$3,223,097	$618,710	$3,242,574	$577,754

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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and
15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 29, 2025.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2025.  There were no changes in our internal control over financial reporting during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 29, 2025 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 29, 2024 - February 1, 2025	4,804	(3)	$30.68	—	$131,028,000
February 2, 2025 - March 1, 2025	181,824	(2)	32.62	77,453	131,028,000
March 2, 2025 - March 29, 2025	1,156,651	(1) (2)	33.51	1,156,651	101,172,000
Total	1,343,279		$33.38	1,234,104	$101,172,000	(4)
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
As of March 29, 2025, we had $101 million of authorization remaining under our 2024 Repurchase Authorization and 2019
Repurchase Authorization, collectively.
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
(4)During the period, we repurchased 1,234,104 shares under the two programs:  734,354 CENTA shares and 499,750 CENT shares, including 343,055 shares repurchased under the Equity Dilution Authorization and 891,049 shares repurchased under the 2019
Repurchase Authorization.
Item 3.Defaults Upon Senior Securities
Not applicable
Item 4.Mine Safety Disclosures
Not applicable
Item 5.Other Information
During the quarter ended March 29, 2025, none of our directors or officers informed us of the adoption, modification or termination of a
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

101
The following financial statements from the
Company’s Quarterly Report on Form 10-Q for the
quarter ended March 29, 2025, formatted in Inline
XBRL: (i) Condensed Consolidated Statements of
Cash Flows, (ii) Condensed Consolidated
Statements of Operations, (iii) Condensed
Consolidated Statements of Comprehensive Income,
(iv) Condensed Consolidated Balance Sheets, and
(v) Notes to Condensed Consolidated Financial
Statements, tagged as blocks of text and including
detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 8, 2025

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Executive Officer
(Principal Executive Officer)

/s/ BRADLEY G. SMITH
Bradley G. Smith
Chief Financial Officer
(Principal Financial Officer)