Form 10-Q
period 2025-06-28
CENTRAL GARDEN & PET CO
filed 2025-08-07
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 30, 2025	9,650,221
Class A Common Stock Outstanding as of July 30, 2025	51,618,478
Class B Stock Outstanding as of July 30, 2025	1,602,374

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, projected cost savings, the expected impact of tariffs, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy, the expectation for and timing of additional costs relating to facility closures, and the trends we anticipate in the industries and markets in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 28, 2024, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•economic uncertainty and other adverse macroeconomic conditions, including a potential recession or inflationary pressure;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 28, 2025	June 29, 2024	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$713,049	$570,398	$753,550
Restricted cash	14,690	13,980	14,853
Accounts receivable (less allowance for credit losses and customer allowances of $23,721, $24,838 and $21,035)	522,712	507,524	326,220
Inventories, net	718,267	784,775	757,943
Prepaid expenses and other	31,497	33,493	34,240
Total current assets	2,000,215	1,910,170	1,886,806
Plant, property and equipment, net	366,362	384,373	379,166
Goodwill	554,692	546,436	551,361
Other intangible assets, net	455,100	472,854	473,280
Operating lease right-of-use assets	220,182	188,506	205,137
Other assets	60,771	105,539	57,689
Total	$3,657,322	$3,607,878	$3,553,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210,926	$191,041	$212,606
Accrued expenses	294,395	276,751	245,226
Current lease liabilities	56,779	53,363	57,313
Current portion of long-term debt	81	290	239
Total current liabilities	562,181	521,445	515,384
Long-term debt	1,191,179	1,189,366	1,189,809
Long-term lease liabilities	188,307	151,038	173,086
Deferred income taxes and other long-term obligations	125,125	150,249	117,615
Equity:
Common stock, $0.01 par value: 9,650,221, 11,077,612 and 11,074,620 shares outstanding at June 28, 2025, June 29, 2024 and September 28, 2024	97	111	111
Class A common stock, $0.01 par value: 51,556,941, 54,719,533 and 54,446,194 shares outstanding at June 28, 2025, June 29, 2024 and September 28, 2024	516	547	544
Class B stock, $0.01 par value: 1,602,374 shares outstanding at June 28, 2025, June 29, 2024 and September 28, 2024	16	16	16
Additional paid-in capital	566,236	595,646	598,098
Retained earnings	1,024,902	1,000,527	959,511
Accumulated other comprehensive loss	(3,532)	(3,199)	(2,626)
Total Central Garden & Pet Company shareholders’ equity	1,588,235	1,593,648	1,555,654
Noncontrolling interest	2,295	2,132	1,891
Total equity	1,590,530	1,595,780	1,557,545
Total	$3,657,322	$3,607,878	$3,553,439
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$960,913	$996,348	$2,450,886	$2,530,971
Cost of goods sold	628,903	679,290	1,650,094	1,756,188
Gross profit	332,010	317,058	800,792	774,783
Selling, general and administrative expenses	196,884	201,122	544,350	556,988
Operating income	135,126	115,936	256,442	217,795
Interest expense	(14,360)	(14,720)	(43,340)	(43,412)
Interest income	5,517	4,504	17,409	12,016
Other income	1,069	225	96	1,047
Income before income taxes and noncontrolling interest	127,352	105,945	230,607	187,446
Income tax expense	31,941	25,468	56,208	43,733
Income including noncontrolling interest	95,411	80,477	174,399	143,713
Net income attributable to noncontrolling interest	404	753	1,750	1,572
Net income attributable to Central Garden & Pet Company	$95,007	$79,724	$172,649	$142,141
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.53	$1.21	$2.72	$2.17
Diluted	$1.52	$1.19	$2.69	$2.13
Weighted average shares used in the computation of net income per share:
Basic	61,980	65,850	63,557	65,636
Diluted	62,610	66,945	64,283	66,848
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income including noncontrolling interest	$95,411	$80,477	$174,399	$143,713
Other comprehensive income (loss):
Foreign currency translation, net of tax	1,083	(374)	(905)	(229)
Total comprehensive income	96,494	80,103	173,494	143,484
Comprehensive income attributable to noncontrolling interest	404	753	1,750	1,572
Comprehensive income attributable to Central Garden & Pet Company	$96,090	$79,350	$171,744	$141,912
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$174,399	$143,713
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	64,063	68,069
Amortization of deferred financing costs	2,021	2,013
Non-cash lease expense	45,118	39,183
Stock-based compensation	15,572	15,138
Deferred income taxes	4,587	3,622
Facility closures and business exit costs	—	16,385
Other operating activities	(1,851)	3,531
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(195,704)	(169,867)
Inventories	39,800	58,705
Prepaid expenses and other assets	(3,992)	(383)
Accounts payable	(1,471)	(2,968)
Accrued expenses	48,390	51,213
Other long-term obligations	2,831	2,352
Operating lease liabilities	(43,983)	(38,902)
Net cash provided by operating activities	149,780	191,804
Cash flows from investing activities:
Additions to plant, property and equipment	(30,580)	(33,096)
Payments to acquire companies, net of cash acquired	(3,318)	(59,818)
Investments	—	(1,500)
Other investing activities	(150)	(175)
Net cash used in investing activities	(34,048)	(94,589)
Cash flows from financing activities:
Repayments of long-term debt	(202)	(289)
Repurchase of common stock, including shares surrendered for tax withholding	(154,734)	(14,755)
Payment of contingent consideration liability	—	(63)
Distribution to noncontrolling interest	(1,346)	(900)
Net cash used in financing activities	(156,282)	(16,007)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(114)	297
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,664)	81,505
Cash, cash equivalents and restricted cash at beginning of period	768,403	502,873
Cash, cash equivalents and restricted cash at end of period	$727,739	$584,378
Supplemental information:
Cash paid for interest	$48,778	$48,853
Cash paid for income taxes	$44,281	$38,027
Lease liabilities arising from obtaining right-of-use assets	$56,833	$56,849
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 28, 2025
(Unaudited)
1.Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 28, 2025 and June 29, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income for the three and nine months ended June 28, 2025 and June 29, 2024, and the condensed consolidated statements of cash flows for the nine months ended June 28, 2025 and June 29, 2024 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 28, 2025 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, which has previously been filed with the Securities and Exchange Commission. The September 28, 2024 balance sheet presented herein was derived from the audited financial statements.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 28, 2025, June 29, 2024 and September 28, 2024, respectively.

	June 28, 2025	June 29, 2024	September 28, 2024
	(in thousands)
Cash and cash equivalents	$713,049	$570,398	$753,550
Restricted cash	14,690	13,980	14,853
Total cash, cash equivalents and restricted cash	$727,739	$584,378	$768,403

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
Lease ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and exclude any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. Non-lease components and the lease components to which they relate are accounted for as a single lease component, as the Company has elected to combine lease and non-lease components for all classes of underlying assets.
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
Recently Adopted Accounting Updates
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
The Company’s financial instruments include cash and equivalents, short-term investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis consist of contingent consideration within Level 3 of the fair value hierarchy. Such amounts are not material for all periods presented.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the three and nine month periods ended June 28, 2025 and June 29, 2024, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of June 28, 2025, June 29, 2024 and September 28, 2024 was $371.4 million, $352.2 million and $367.2 million, respectively, compared to a carrying value of $396.5 million, $395.9 million and $396.0 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of June 28, 2025, June 29, 2024 and September 28, 2024 was $471.7 million, $445.7 million and $465.2 million, respectively, compared to a carrying value of $495.8 million, $495.0 million and $495.2 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 28, 2025, June 29, 2024 and September 28, 2024 was $300.3 million, $291.6 million and $299.2 million, respectively, compared to a carrying value of $298.8 million, $298.3 million and $298.4 million, respectively.
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

Amounts Recognized as of Acquisition Date (1)

Current assets, net of cash and cash equivalents acquired	$22,968
Fixed assets	2,369
Goodwill	4,925
Operating lease right-of-use assets	3,956
Deferred tax assets	15,859
Other intangible assets, net	22,970
Current liabilities	(9,094)
Long-term lease liabilities	(3,727)
Net assets acquired, less cash and cash equivalents	$60,226
(1) As previously reported in the Company's Form 10-K for the period ended September 28, 2024.

4.Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	June 28, 2025	June 29, 2024	September 28, 2024
	(in thousands)
Raw materials	$227,796	$257,294	$256,419
Work in progress	120,122	151,797	146,041
Finished goods	351,045	348,110	338,762
Supplies	19,304	27,574	16,721
Total inventories, net	$718,267	$784,775	$757,943

5.Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the nine months ended June 28, 2025 and June 29, 2024.

6.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 28, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.2)	$—	$2.8
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.2)	(35.0)	234.2
Customer-related intangible assets – amortizable	421.7	(195.1)	(17.5)	209.0
Other acquired intangible assets – amortizable	41.9	(35.6)	(0.3)	6.0
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.6)	(1.5)	11.9
Total other intangible assets, net	$763.0	$(253.9)	$(54.0)	$455.1

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 29, 2024
Marketing-related intangible assets – amortizable	$22.1	$(22.0)	$—	$0.1
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.7	(22.0)	(29.4)	223.2
Customer-related intangible assets – amortizable	416.4	(168.4)	(10.3)	237.7
Other acquired intangible assets – amortizable	39.7	(33.4)	(0.3)	6.0
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(33.4)	(1.5)	11.9
Total other intangible assets, net	$737.9	$(223.8)	$(41.2)	$472.9

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(22.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(22.8)	(35.0)	234.5
Customer-related intangible assets – amortizable	421.7	(176.4)	(17.5)	227.8
Other acquired intangible assets – amortizable	39.7	(34.3)	(0.3)	5.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(34.3)	(1.5)	11.0
Total other intangible assets, net	$760.8	$(233.5)	$(54.0)	$473.3
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the nine months ended June 28, 2025, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from four years to 25 years, over weighted average remaining lives of nine years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $6.6 million and $8.1 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $20.6 million and $24.4 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $25 million per year from fiscal 2025 through fiscal 2027 and $23 million per year from fiscal 2028 through fiscal 2029.
7.Long-Term Debt
Long-term debt consists of the following:

	June 28, 2025	June 29, 2024	September 28, 2024
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(8,929)	(10,816)	(10,345)
Net carrying value	1,191,071	1,189,184	1,189,655
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	189	472	393
Total	1,191,260	1,189,656	1,190,048
Less current portion	(81)	(290)	(239)
Long-term portion	$1,191,179	$1,189,366	$1,189,809
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
The 2031 Notes require semiannual interest payments on April 30 and October 30. The 2031 Notes are unconditionally guaranteed on a senior basis by each of the Company's existing and future domestic restricted subsidiaries which are borrowers under or guarantors of the Company's Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 28, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 28, 2025.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 28, 2025.
Asset-Based Loan Facility
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $565 million as of June 28, 2025. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of June 28, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $4.2 million outstanding as of June 28, 2025.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist Bank prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 28, 2025, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of June 28, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. As of June 28, 2025, the interest rate applicable to Base Rate borrowings was 7.5%, and the interest rate applicable to one-month SOFR-based borrowings was 5.3%.

The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of June 28, 2025.
8.Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 28, 2025 and June 29, 2024.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2024	$111	$544	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
Comprehensive income (loss)	—	—	—	—	14,009	(2,035)	11,974	172	12,146
Amortization of share-based awards	—	—	—	3,648	—	—	3,648	—	3,648
Restricted share activity, including net share settlement	—	(1)	—	(1,810)	—	—	(1,811)	—	(1,811)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,789	—	—	1,790	—	1,790
Repurchase of stock	(4)	(13)	—	(14,948)	(37,176)	—	(52,141)	—	(52,141)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Balance December 28, 2024	$107	$531	$16	$586,777	$936,344	$(4,661)	$1,519,114	$717	$1,519,831
Comprehensive income	—	—	—	—	63,633	46	63,679	1,174	64,853
Amortization of share-based awards	—	—	—	2,387	—	—	2,387	—	2,387
Restricted share activity, including net share settlement	—	1	—	(3,574)	—	—	(3,573)	—	(3,573)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,175	—	—	1,176	—	1,176
Repurchase of stock	(5)	(7)	—	(10,996)	(30,262)	—	(41,270)	—	(41,270)
Balance March 29, 2025	$102	$526	$16	$575,769	$969,715	$(4,615)	$1,541,513	$1,891	$1,543,404
Comprehensive income	—	—	—	—	95,007	1,083	96,090	404	96,494
Amortization of share-based awards	—	—	—	3,668	—	—	3,668	—	3,668
Restricted share activity, including net share settlement	—	—	—	(380)	—	—	(380)	—	(380)
Issuance of common stock, including net share settlement of stock options	—	1	—	2,320	—	—	2,321	—	2,321
Repurchase of stock	(5)	(11)	—	(15,141)	(39,820)	—	(54,977)	—	(54,977)
Balance June 28, 2025	$97	$516	$16	$566,236	$1,024,902	$(3,532)	$1,588,235	$2,295	$1,590,530

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 30, 2023	$111	$544	$16	$594,282	$859,370	$(2,970)	$1,451,353	$1,460	$1,452,813
Comprehensive income	—	—	—	—	430	859	1,289	137	1,426
Amortization of share-based awards	—	—	—	4,169	—	—	4,169	—	4,169
Restricted share activity, including net share settlement	—	(1)	—	(1,918)	—	—	(1,919)	—	(1,919)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,583)	—	—	(1,581)	—	(1,581)
Repurchase of stock	—	—	—	(438)	(984)	—	(1,422)	—	(1,422)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(900)	(900)
Balance December 30, 2023	$111	$545	$16	$594,512	$858,816	$(2,111)	$1,451,889	$697	$1,452,586
Comprehensive income (loss)	—	—	—	—	61,987	(714)	61,273	682	61,955
Amortization of share-based awards	—	—	—	2,163	—	—	2,163	—	2,163
Restricted share activity, including net share settlement	—	1	—	(4,344)	—	—	(4,343)	—	(4,343)
Issuance of common stock, including net share settlement of stock options	—	1	—	(195)	—	—	(194)	—	(194)
Balance March 30, 2024	$111	$547	$16	$592,136	$920,803	$(2,825)	$1,510,788	$1,379	$1,512,167
Comprehensive income	—	—	—	—	79,724	(374)	79,350	753	80,103
Amortization of share-based awards	—	—	—	3,895	—	—	3,895	—	3,895
Restricted share activity, including net share settlement	—	(1)	—	(1,863)	—	—	(1,864)	—	(1,864)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,478	—	—	1,479	—	1,479
Balance June 29, 2024	$111	$547	$16	$595,646	$1,000,527	$(3,199)	$1,593,648	$2,132	$1,595,780

9.Stock-Based Compensation
The Company recognized share-based compensation expense of $15.6 million and $15.1 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 28, 2025 and June 29, 2024 was $3.7 million and $3.6 million, respectively.

10.Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$95,007	61,980	$1.53	$172,649	63,557	$2.72
Effect of dilutive securities:
Options to purchase common stock	—	52	—	—	80	—
Restricted shares	—	388	$(0.01)	—	486	(0.02)
Performance stock units	—	190	—	—	160	(0.01)
Diluted EPS:
Net income available to common shareholders	$95,007	62,610	$1.52	$172,649	64,283	$2.69

	Three Months Ended			Nine Months Ended
	June 29, 2024			June 29, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$79,724	65,850	$1.21	$142,141	65,636	$2.17
Effect of dilutive securities:
Options to purchase common stock	—	197	—	—	265	(0.01)
Restricted shares	—	698	(0.01)	—	774	(0.03)
Performance stock units	—	200	(0.01)		173	$—
Diluted EPS:
Net income available to common shareholders	$79,724	66,945	$1.19	$142,141	66,848	$2.13
Options to purchase 0.6 million shares of Class A common stock at prices ranging from $20.63 to $37.22 per share were outstanding at June 28, 2025, and options to purchase 0.9 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at June 29, 2024.
For the three months ended June 28, 2025 and June 29, 2024, approximately 0.3 million and 0.2 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.
For both the nine months ended June 28, 2025 and June 29, 2024, approximately 0.3 million options outstanding, were not included in the computation of diluted earnings per share because the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
Net sales:
Pet segment	$492,549	$508,002	$1,373,721	$1,397,454
Garden segment	468,364	488,346	1,077,165	1,133,517
Total net sales	$960,913	$996,348	$2,450,886	$2,530,971
Operating income (loss)
Pet segment	$76,199	$83,068	$188,070	$189,115
Garden segment	82,989	62,519	144,143	110,699
Corporate	(24,062)	(29,651)	(75,771)	(82,019)
Total operating income	135,126	115,936	256,442	217,795
Interest expense - net	(8,843)	(10,216)	(25,931)	(31,396)
Other income	1,069	225	96	1,047
Income tax expense	31,941	25,468	56,208	43,733
Income including noncontrolling interest	95,411	80,477	174,399	143,713
Net income attributable to noncontrolling interest	404	753	1,750	1,572
Net income attributable to Central Garden & Pet Company	$95,007	$79,724	$172,649	$142,141
Depreciation and amortization:
Pet segment	$10,391	$10,979	$29,969	$32,901
Garden segment	10,383	11,008	31,957	33,028
Corporate	709	725	2,137	2,140
Total depreciation and amortization	$21,483	$22,712	$64,063	$68,069

	June 28, 2025	June 29, 2024	September 28, 2024
	(in thousands)
Assets:
Pet segment	$1,022,858	$994,546	$955,000
Garden segment	1,354,323	1,412,015	1,272,033
Corporate	1,280,141	1,201,317	1,326,406
Total assets	$3,657,322	$3,607,878	$3,553,439
Goodwill (included in corporate assets above):
Pet segment	$285,323	$277,067	$281,992
Garden segment	269,369	269,369	269,369
Total goodwill	$554,692	$546,436	$551,361

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended June 28, 2025			Nine Months Ended June 28, 2025
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$187.3	$—	$187.3	$465.1	$—	$465.1
Dog and cat products	144.5	—	144.5	442.7	—	442.7
Other manufacturers' products	106.1	80.6	186.7	321.4	184.3	505.7
Wild bird products	54.6	78.1	132.7	144.5	213.3	357.8
Other garden supplies	—	309.7	309.7	—	679.6	679.6
Total	$492.5	$468.4	$960.9	$1,373.7	$1,077.2	$2,450.9

	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total
	(in millions)			(in millions)
Other pet products	$194.8	$—	$194.8	$496.8	$—	$496.8
Dog and cat products	152.3	—	152.3	450.0	—	450.0
Other manufacturers' products	103.5	99.5	203.0	311.8	231.8	543.6
Wild bird products	57.4	73.9	131.3	138.9	190.5	329.4
Other garden supplies	—	314.9	314.9	—	711.2	711.2
Total	$508.0	$488.3	$996.3	$1,397.5	$1,133.5	$2,531.0

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
Recent Developments
Fiscal 2025 Third Quarter Financial Performance:
•Net sales decreased $35.4 million, or 3.6%, from the prior year quarter to $961 million, with Pet net sales decreasing 3.1% and Garden net sales decreasing 4.1%.
•Gross profit increased $15.0 million from the prior year quarter, and gross margin increased 280 basis points to 34.6%.
•Selling, general and administrative expense decreased $4.2 million from the prior year quarter to $196.9 million but increased as a percentage of net sales 30 basis points to 20.5%.
•Operating income increased $19.2 million, or 16.6%, from the prior year quarter to $135.1 million in the third quarter of fiscal 2025. On a non-GAAP basis, operating income increased $12.0 million from the prior year quarter.
•Net income in the third quarter of fiscal 2025 was $95.0 million, or $1.52 per diluted share, compared to $79.7 million, or $1.19 per diluted share, in the third quarter of fiscal 2024. On a non-GAAP basis, net income was $97.9 million, or $1.56 per diluted share, in the third quarter of fiscal 2025 compared to $88.2 million, or $1.32 per diluted share, in the third quarter of fiscal 2024.
Wind-down of U.K. Operations
In March 2025, we decided to wind-down our operations in the United Kingdom, which also served certain European markets, as we move to a direct-export model, and in the second quarter of fiscal 2025 incurred approximately $5.3 million of one-time costs, including $4.4 million in cost of goods sold and $0.9 million in selling, general and administrative expense. In the third quarter of fiscal 2025, we incurred approximately $1.7 million of incremental one-time costs, including $0.1 million in cost of goods sold and $1.6 million in selling, general and administrative expense. The amounts were primarily related to the liquidation of inventory and receivables, severance and legal costs. We expect to incur additional costs, including severance and facility closure costs, in the next two quarters of calendar 2025.
Facility Closures
During the second quarter of fiscal year 2025, we began the consolidation of two older distribution facilities in Ontario, California and Salt Lake City, Utah into a new modern facility in Salt Lake City, Utah, reflecting our ongoing network optimization initiative to achieve a simpler, more efficient distribution network. As a result, we incurred approximately $2.2 million, including $0.1 million in cost of goods sold and $2.1 million in selling, general and administrative expense, composed primarily of charges for lease and severance costs. We expect to incur additional costs related to this project in the following three quarters.

Tax Reform
On July 4, 2025, subsequent to the end of the third quarter of fiscal 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA contains numerous federal tax provisions including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. We are currently evaluating the potential effects of the OBBBA on its consolidated financial statements.

Results of Operations
Three Months Ended June 28, 2025
Compared with Three Months Ended June 29, 2024
Net Sales
Net sales for the three months ended June 28, 2025, decreased $35.4 million, or 3.6%, to $960.9 million from $996.3 million for the three months ended June 29, 2024. Our branded product sales decreased $19.1 million, and sales of other manufacturers’ products decreased $16.3 million.
Pet net sales decreased $15.5 million, or 3.1%, to $492.5 million for the three months ended June 28, 2025, from $508.0 million for the three months ended June 29, 2024. The decline in net sales was due primarily to the continued decline in pet durable products, particularly in our outdoor cushion and pet bed business and aquatics business, and further by exiting lower-margin SKUs in durable products. This decline was partially offset by increased sales in our professional business and pet distribution business. Pet branded product sales decreased $18.1 million, and sales of other manufacturers' products increased $2.6 million.
Garden net sales decreased $19.9 million, or 4.1%, to $468.4 million for the three months ended June 28, 2025 from $488.3 million for the three months ended June 29, 2024. The decline in Garden net sales was due primarily to decreased sales of third-party products negatively impacted by the loss of distribution of two product lines in our garden distribution business and extended periods of cool and rainy weather, which impacted some seasonal categories, particularly in controls and live plants. The declines were partially offset by increased sales in our fertilizer business and packet seed business. Garden branded product sales decreased $1.0 million, and sales of other manufacturers' products decreased $18.9 million.
Gross Profit
Gross profit for the three months ended June 28, 2025 increased $14.9 million, or 4.7%, to $332.0 million from $317.1 million for the three months ended June 29, 2024. Gross margin increased 280 basis points to 34.6% for the three months ended June 28, 2025 from 31.8% for the three months ended June 29, 2024. The increase in gross profit and gross margin was driven by productivity gains resulting from our Cost and Simplicity program and a reduction in charges related to the closing of facilities in the current three-month period compared to the prior three-month period.
The garden segment drove the improvement in gross profit and both segments contributed to the improved gross margin. Garden was positively impacted by the cost reductions and efficiency gains resulting from the focus on right sizing the live plants business and Pet by significant productivity gains in our Dog & Cat treats and toys business.
On a non-GAAP basis, which excludes the impact of the charges for facility closures in the current period and costs to exit the pottery business in the prior period, non-GAAP gross profit increased $6.6 million and gross margin increased 190 basis points to 34.6% for the three months ended June 28, 2025, from 32.7% for the three months ended June 29, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4.2 million, or 2.1%, to $196.9 million for the three months ended June 28, 2025. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% for the three months ended June 28, 2025, compared to 20.2% in the comparable prior year quarter due primarily to the decrease in net sales. Selling, general and administrative expenses decreased in both corporate and Garden, partially offset by an increase in Pet, as compared to the prior year quarter.
Selling and delivery expense decreased $2.9 million to $94.0 million for the three months ended June 28, 2025 as compared to $96.9 million in the prior year quarter. The decreased expense was in the Garden segment due primarily to lower marketing expense and merchandising expense, both impacted by lower headcount.
Warehouse and administrative expense decreased $1.3 million, or 1.3%, to $102.9 million for the three months ended June 28, 2025 from $104.2 million for the three months ended June 29, 2024. The decrease in warehouse and administrative expense was primarily at corporate and a minor decrease in Garden, partially offset by an increase in Pet. Corporate expense decreased $5.6 million due primarily to lower compensation expense related to reduced headcount and lower insurance costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $19.2 million, or 16.6%, to $135.1 million for the three months ended June 28, 2025 from $115.9 million for the three months ended June 29, 2024. Our operating margin increased from 11.6% in the prior year quarter to 14.1% in the current year quarter. The increase in operating income was due to a 280 basis point increase in gross margin and a $4.2 million decrease in selling, general and administrative expense, partially offset by a $35.4 million decrease in net sales.
Pet operating income decreased $6.9 million, or 8.3%, to $76.2 million for the three months ended June 28, 2025 from $83.1 million for the three months ended June 29, 2024. Pet operating income decreased due to a $15.5 million decline in net sales and increased selling, general and administrative expense partially offset by improved gross margin.
Garden operating income increased $20.5 million to $83.0 million for the three months ended June 28, 2025 from $62.5 million for the three months ended June 29, 2024. Garden operating income increased due to an improved gross margin and lower selling, general and administrative expenses partially offset by lower net sales.
Corporate operating expense decreased $5.6 million, or 18.8%, to $24.1 million for the three months ended June 28, 2025 from $29.7 million for the three months ended June 29, 2024, due primarily to lower compensation expense related to reduced headcount and lower insurance costs.
Net Interest Expense
Net interest expense for the three months ended June 28, 2025 decreased $1.4 million, or 13.4%, to $8.8 million from $10.2 million for the three months ended June 29, 2024. The decrease in net interest expense was due to increased interest income resulting from higher cash balances during the current quarter. Debt outstanding on June 28, 2025 was $1,191.3 million compared to $1,189.7 million at June 29, 2024.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income increased $0.8 million to $1.1 million for the three months ended June 28, 2025. The increase in other income was due primarily to foreign currency gains in the current year quarter.
Income Taxes
Our effective income tax rate was 25.1% for the quarter ended June 28, 2025 and 24.0% for the quarter ended June 29, 2024. The increase in our effective income tax rate was due primarily to the non-deductibility for tax purposes of losses incurred in connection with the wind-down of our U.K. operations.
Net Income and Earnings Per Share
Net income in the third quarter of fiscal 2025 was $95.0 million, or $1.52 per diluted share, compared to $79.7 million, or $1.19 per diluted share, in the third quarter of fiscal 2024. On a non-GAAP basis, net income in the third quarter of fiscal 2025 was $97.9 million, or $1.56 per diluted share, compared to $88.2 million, or $1.32 per diluted share, in the third quarter of fiscal 2024.

Nine Months Ended June 28, 2025
Compared with Nine Months Ended June 29, 2024
Net Sales
Net sales for the nine months ended June 28, 2025 decreased $80 million, or 3.2%, to $2,451 million from $2,531 million for the nine months ended June 29, 2024. Our branded product sales decreased $42 million, and sales of other manufacturers’ products decreased $38 million.
Pet net sales decreased $24 million, or 1.7%, to $1,374 million for the nine months ended June 28, 2025. The decline in Pet net sales was due primarily to lower sales of durable items impacting outdoor cushions, pet beds and aquatics. Pet branded sales decreased $33 million, and sales of other manufacturers' products increased $9 million.
Garden net sales decreased $56 million, or 5.0%, to $1,077 million for the nine months ended June 28, 2025. The decline in Garden net sales was due primarily to decreased sales of third-party products negatively impacted by the loss of distribution of two product lines and extended periods of cool and rainy weather during the garden season, which impacted some seasonal categories. The declines were partially offset by increased sales in our wild bird feed business and fertilizer business. Garden branded sales decreased $9 million, and sales of other manufacturers’ products decreased $47 million.

Gross Profit
Gross profit for the nine months ended June 28, 2025, increased $26.0 million, or 3.4%, to $800.8 million from $774.8 million for the nine months ended June 29, 2024. Gross margin improved 210 basis points to 32.7% for the nine months ended June 28, 2025, from 30.6% for the nine months ended June 29, 2024.
Both the Garden and Pet segments contributed to the improved gross profit and gross margin, with Garden being the larger contributor. The improvements were driven by productivity gains resulting from our Cost and Simplicity program. Prior year initiatives under the program, including facility consolidations, productivity initiatives and the exit of lower margin businesses have positively impacted our gross margin in the current year. Secondarily, Garden was positively impacted by the cost reductions and efficiency gains resulting from the focus on SKU rationalization and production processes.
On a non-GAAP basis, which excludes the impact of the charges related to facility closures in fiscal 2025 and fiscal 2024, the winding down of our operations in the U.K. in fiscal 2025, and exiting the pottery business in fiscal 2024, gross profit for the nine months ended June 28, 2025 increased $19.6 million, or 2.5%, to $805.5 million from $785.9 million for the nine months ended June 29, 2024. Non-GAAP gross margin increased 180 basis points to 32.9% for the nine months ended June 28, 2025 from 31.1% for the nine months ended June 29, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $12.6 million, or 2.3%, to $544.4 million for the nine months ended June 28, 2025 from $557.0 million for the nine months ended June 29, 2024. As a percentage of net sales, selling, general and administrative expenses increased to 22.2% for the nine months ended June 28, 2025 from 22.0% for the prior year nine-month period. Decreased selling, general and administrative expenses in both Garden and corporate were partially offset by increased expense in Pet.
Selling and delivery expense decreased $0.2 million, or 0.1%, to $248.4 million for the nine months ended June 28, 2025 from $248.6 million for the nine months ended June 29, 2024. The decrease in the Garden segment, due primarily to lower marketing and delivery expense, was partially offset by an increase in the Pet segment due to increased marketing expense, including promotional and digital marketing spend.
Warehouse and administrative expense decreased $12.4 million, or 4.0%, to $296.0 million for the nine months ended June 28, 2025 from $308.4 million for the nine months ended June 29, 2024. Decreased expense in corporate and Garden was partially offset by a small increase in Pet. The decrease in corporate was due primarily to lower insurance expense, partially offset by increased variable compensation, and the decrease in Garden was due primarily to cost reductions resulting from prior facility closures and the exit of lower margin business. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $38.6 million, or 17.7%, to $256.4 million for the nine months ended June 28, 2025 from $217.8 million for the nine months ended June 29, 2024. Our operating margin increased to 10.5% for the nine months ended June 28, 2025 from 8.6% for the nine months ended June 29, 2024. Operating income increased due to a $26.0 million increase in gross profit driven by a 210 basis point improvement in gross margin, and a $12.6 million decrease in selling, general and administrative expense.
Pet operating income decreased $1.0 million, or 0.5%, to $188.1 million for the nine months ended June 28, 2025 from $189.1 million for the nine months ended June 29, 2024. Pet operating income decreased due to lower sales and higher selling, general and administrative expense, partially offset by an improved gross margin.
Garden operating income increased $33.4 million to $144.1 million for the nine months ended June 28, 2025 from $110.7 million for the nine months ended June 29, 2024. Garden operating income increased due to an increase in gross profit and gross margin and lower selling, general and administrative expenses.
Corporate operating expense decreased $6.2 million to $75.8 million in the current nine-month period from $82.0 million in the comparable fiscal 2024 period due primarily to decreased insurance and third-party expense partially offset by increased variable compensation.
Net Interest Expense
Net interest expense for the nine months ended June 28, 2025 decreased $5.5 million, or 17.4%, to $25.9 million from $31.4 million for the nine months ended June 29, 2024. The decrease in net interest expense was due to increased interest income resulting from higher cash balances during the current nine-month period. Debt outstanding as of June 28, 2025 was $1,191.3 million compared to $1,189.7 million as of June 29, 2024.

Other Income
Other income decreased $0.9 million to $0.1 million for the nine months ended June 28, 2025, from $1.0 million for the nine months ended June 29, 2024. The decrease in other income was due primarily to lower equity method earnings and foreign currency gains in the current nine-month period as compared to the prior year nine-month period.
Income Taxes
Our effective income tax rate was 24.4% for the nine-month period ended June 28, 2025 compared to 23.3% for the nine-month period ended June 29, 2024. The increase in our effective income tax rate was due primarily to the non-deductibility for tax purposes of losses incurred in connection with the wind-down of our U.K. operations.
Net Income and Earnings Per Share
Our net income for the nine months ended June 28, 2025 was $172.6 million, or $2.69 per diluted share, compared to $142.1 million, or $2.13 per diluted share, for the nine months ended June 29, 2024.
On a non-GAAP basis, net income for the nine-month period ended June 28, 2025 was $179.6 million or $2.79 per diluted share, compared to $154.7 million, or $2.31 per diluted share, for the nine-month period ended June 29, 2024.
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
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization and stock-based compensation expense (or operating income plus depreciation and amortization expense and stock-based compensation expense). Adjusted EBITDA further excludes charges related to facility closures. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluations. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below.

Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures and business exit: we have excluded charges related to the closure of distribution and manufacturing facilities and our decisions to exit the businesses as they represent infrequent transactions that impact the comparability between operating periods. We believe these exclusions supplement the GAAP information with a measure that may be useful to investors in assessing the sustainability of our operating performance.
•Tax impact: adjustment represents the impact of the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful supplemental information to investors and management.
1.During the third quarter of fiscal 2025, we recognized incremental expense of $3.9 million in the consolidated statement of operations, $2.2 million in our Garden segment related to closing a distribution facility in Ontario, California and beginning the consolidation of our Western distribution network and an incremental $1.7 million in our Pet segment related to the previous quarter's decision to wind-down our operations in the U.K.
2.During the second quarter of fiscal 2025, we recognized incremental expense of $5.3 million in the consolidated statement of operations related to the decision to wind-down our operations in the U.K. and the related facility there as we move to a direct-export model.

3.During the third quarter of fiscal 2024, we recognized incremental expense of $11.1 million in the consolidated statement of operations from the decision to exit the pottery business, the closure of a live goods distribution facility in Delaware and the relocation of our grass seed research facility.
4.During the second quarter of fiscal 2024, we recognized incremental expense of $5.3 million in the consolidated statement of operations from the closure of a manufacturing facility in Chico, California, and the consolidation of our Southeast distribution network.

Net Income and Diluted Net Income Per Share Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Nine Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$95,007	$79,724	$172,649	$142,141
Facility closures & business exit	(1)(2)(3)(4)	3,915	11,115	9,254	16,385
Tax effect of facility closures & business exit		(1,003)	(2,590)	(2,258)	(3,823)
Non-GAAP net income attributable to Central Garden & Pet Company		$97,919	$88,249	$179,645	$154,703
GAAP diluted net income per share		$1.52	$1.19	$2.69	$2.13
Non-GAAP diluted net income per share		$1.56	$1.32	$2.79	$2.31
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		62,610	66,945	64,283	66,848

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 28, 2025			Nine Months Ended June 28, 2025
	GAAP	Facility closures(1)	Non-GAAP	GAAP	Facility closures(1)(2)	Non-GAAP
	(in thousands)
Net sales	$960,913	$—	$960,913	$2,450,886	$—	$2,450,886
Cost of goods sold	628,903	248	628,655	1,650,094	4,661	1,645,433
Gross profit	$332,010	$(248)	$332,258	$800,792	$(4,661)	$805,453
Selling, general and administrative expenses	196,884	3,667	193,217	544,350	4,593	539,757
Income from operations	$135,126	$(3,915)	$139,041	$256,442	$(9,254)	$265,696

Gross margin	34.6%		34.6%	32.7%		32.9%
Operating margin	14.1%		14.5%	10.5%		10.8%

Operating Income Reconciliation	GAAP to Non-GAAP Reconciliation
	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	GAAP	Facility closures & business exit(3)	Non-GAAP	GAAP	Facility closures & business exit(3)(4)	Non-GAAP
	(in thousands)
Net sales	$996,348	$—	$996,348	$2,530,971	$—	$2,530,971
Cost of goods sold	679,290	8,613	670,677	1,756,188	11,140	1,745,048
Gross profit	$317,058	$(8,613)	$325,671	$774,783	$(11,140)	$785,923
Selling, general and administrative expenses	201,122	2,502	198,620	556,988	5,245	551,743
Income from operations	$115,936	$(11,115)	$127,051	$217,795	$(16,385)	$234,180

Gross margin	31.8%		32.7%	30.6%		31.1%
Operating margin	11.6%		12.8%	8.6%		9.3%

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Nine Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
		(in thousands)
GAAP operating income		$76,199	$83,068	$188,070	$189,115
Facility closures & business exit	(1)(2)	1,671	—	7,010	—
Non-GAAP operating income		$77,870	$83,068	$195,080	$189,115
GAAP operating margin		15.5%	16.4%	13.7%	13.5%
Non-GAAP operating margin		15.8%	16.4%	14.2%	13.5%

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended		Nine Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
		(in thousands)
GAAP operating income		$82,989	$62,519	$144,143	$110,699
Facility closures & business exit	(1)(3)(4)	2,244	11,115	2,244	16,385
Non-GAAP operating income		$85,233	$73,634	$146,387	$127,084
GAAP operating margin		17.7%	12.8%	13.4%	9.8%
Non-GAAP operating margin		18.2%	15.1%	13.6%	11.2%

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended June 28, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$95,007
Interest expense, net		—	—	—	8,843
Other income		—	—	—	(1,069)
Income tax expense		—	—	—	31,941
Net income attributable to noncontrolling interest		—	—	—	404
Income (loss) from operations		76,199	82,989	(24,062)	135,126
Depreciation & amortization		10,391	10,383	709	21,483
Noncash stock-based compensation		—	—	6,044	6,044
Facility closures & business exit	(1)	1,671	2,244	—	3,915
Adjusted EBITDA		$88,261	$95,616	$(17,309)	$166,568

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Three Months Ended June 29, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$79,724
Interest expense, net		—	—	—	10,216
Other income		—	—	—	(225)
Income tax expense		—	—	—	25,468
Net income attributable to noncontrolling interest		—	—	—	753
Income (loss) from operations		83,068	62,519	(29,651)	115,936
Depreciation & amortization		10,979	11,008	725	22,712
Noncash stock-based compensation		—	—	6,211	6,211
Facility closures & business exit	(3)	—	11,115	—	11,115
Adjusted EBITDA		$94,047	$84,642	$(22,715)	$155,974

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Nine Months Ended June 28, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$172,649
Interest expense, net		—	—	—	25,931
Other income		—	—	—	(96)
Income tax expense		—	—	—	56,208
Net income attributable to noncontrolling interest		—	—	—	1,750
Income (loss) from operations		188,070	144,143	(75,771)	256,442
Depreciation & amortization		29,969	31,957	2,137	64,063
Noncash stock-based compensation		—	—	15,572	15,572
Facility closures & business exit	(1)(2)	7,010	2,244	—	9,254
Adjusted EBITDA		$225,049	$178,344	$(58,062)	$345,331

Adjusted EBITDA Reconciliation		GAAP to Non-GAAP Reconciliation
		Nine Months Ended June 29, 2024
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$142,141
Interest expense, net		—	—	—	31,396
Other income		—	—	—	(1,047)
Income tax expense		—	—	—	43,733
Net income attributable to noncontrolling interest		—	—	—	1,572
Income (loss) from operations		189,115	110,699	(82,019)	217,795
Depreciation & amortization		32,901	33,028	2,140	68,069
Noncash stock-based compensation		—	—	15,138	15,138
Facility closures and business exit	(3)(4)	—	16,385	—	16,385
Adjusted EBITDA		$222,016	$160,112	$(64,741)	$317,387
Inflation
Our revenues and margins are dependent on various economic factors, including fluctuating rates of inflation, energy costs, interest rates, currencies and consumer attitudes toward discretionary spending. Inflation moderated in fiscal 2024, and this has continued into fiscal 2025. We have benefited from lower cost inventory and significant productivity gains resulting in improved margins. The imposition of tariffs and a global trade war, however, could result in higher inflation as the year progresses.
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
Operating Activities
Net cash provided by operating activities decreased by $42.0 million, from $191.8 million for the nine months ended June 29, 2024, to $149.8 million for the nine months ended June 28, 2025. The decrease in cash provided by operating activities was due primarily to changes in our working capital accounts for the nine-month period ended June 28, 2025, primarily an increase in accounts receivable and a smaller decrease in inventory as compared to the prior year period.
Investing Activities
Net cash used in investing activities decreased $60.5 million, from $94.6 million for the nine months ended June 29, 2024 to $34.0 million during the nine months ended June 28, 2025. The decrease in cash used in investing activities was due primarily to more significant acquisition activity in the prior year as compared to the current year as well as decreased capital expenditures in the current year.
Financing Activities
Net cash used in financing activities increased $140.3 million, from $16.0 million for the nine months ended June 29, 2024, to $156.3 million for the nine months ended June 28, 2025. The increase in cash used in financing activities during the current year was due primarily to increased open market purchases of our common stock as compared to the prior year. During the nine months ended June 28, 2025, we repurchased approximately 3.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $98.2 million, or approximately $30.82 per share, and approximately 1.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $50.2 million, or approximately $35.23 per share. During the nine months ended June 29, 2024, we repurchased approximately 0.1 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $1.4 million, or approximately $28.75 per share.
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $50 to $60 million in fiscal 2025, of which we have invested approximately $31 million through June 28, 2025.
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
Total Debt
At June 28, 2025, our total debt outstanding was $1,191.3 million, as compared with $1,189.7 million at June 29, 2024.
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

The 2031 Notes require semiannual interest payments on April 30 and October 30. The 2031 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our Credit Facility. The 2031 Notes were issued in a private placement under Rule 144A and will not be registered under the Securities Act of 1933.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 28, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 28, 2025.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 28, 2025.

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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $565 million as of June 28, 2025. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of June 28, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $4.2 million outstanding as of June 28, 2025.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on our usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime Bank rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 28, 2025, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of June 28, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Credit Facility. As of June 28, 2025, the interest rate applicable to Base Rate borrowings was 7.5%, and the interest rate applicable to one-month SOFR-based borrowings was 5.3%.
We incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of June 28, 2025.
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

Summarized Statements of Operations	Nine Months Ended		Fiscal Year Ended
	June 28, 2025		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$596,750	$1,842,106	$694,083	$2,491,748
Gross profit	$143,062	$649,735	$154,310	$771,737
Income (loss) from operations	$7,903	$254,500	$(6,164)	$189,406
Equity in earnings of Guarantor subsidiaries	$203,516	$—	$163,797	$—
Net income (loss)	$(20,895)	$203,516	$(58,047)	$163,797

Summarized Balance Sheet Information	As of		As of
	June 28, 2025		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$927,718	$1,028,533	$936,497	$896,476
Intercompany receivable from Non-guarantor subsidiaries	82,934	—	76,084	—
Other assets	4,035,980	3,439,056	3,799,521	3,330,344
Total assets	$5,046,632	$4,467,589	$4,812,102	$4,226,820

Current liabilities	$169,535	$383,706	$164,607	$342,289
Intercompany payable from Non-guarantor subsidiaries	—	1,278	—	1,003
Long-term debt	1,191,070	109	1,189,655	154
Other liabilities	2,073,083	221,215	1,888,312	234,308
Total liabilities	$3,433,688	$606,308	$3,242,574	$577,754

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 28, 2025.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2025. There were no changes in our internal control over financial reporting during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 28, 2025 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 30, 2025 - May 3, 2025	1,317,075	(1) (2) (3)	$32.50	1,305,161	$59,023,000
May 4, 2025 - May 31, 2025	394,113	(1)	31.84	394,113	46,474,000
June 1, 2025 - June 28, 2025	—		—	—	46,474,000
Total	1,711,188		$32.35	1,699,274	$46,474,000	(4)
(1)In August 2019, our Board of Directors authorized a share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”), which authorization was fully utilized in the third quarter of fiscal 2025. In December 2024, our Board of Directors authorized a $100 million increase in the share repurchase program (the "2024 Repurchase Authorization"). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 28, 2025, we had $46.5 million of authorization remaining under our 2024 Repurchase Authorization.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our 2024 Repurchase Authorization, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the current fiscal year and the prior fiscal year, to the extent not already repurchased. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization.
(3)Shares purchased during the period indicated include withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.
(4)During the period, we repurchased 1,699,274 shares under the two programs: 1,131,014 CENTA shares and 568,260 CENT shares, including 8,191 shares repurchased under the Equity Dilution Authorization and 1,691,083 shares repurchased under the 2024 and 2019 Repurchase Authorizations.

Item 3.    Defaults Upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
During the quarter ended June 28, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 7, 2025

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Executive Officer
(Principal Executive Officer)

/s/ BRADLEY G. SMITH
Bradley G. Smith
Chief Financial Officer
(Principal Financial Officer)