Form 10-K
period 2025-09-27
CENTRAL GARDEN & PET CO
filed 2025-11-26
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
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
Large accelerated filer      ☒    Accelerated filer      ☐        Non-accelerated filer     ☐
Smaller reporting company     ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 29, 2025, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $311.9 million, $1.6 billion and $69,000, respectively.
At November 19, 2025, the number of shares outstanding of the registrant’s Common Stock was 9,650,221 and the number of shares outstanding of Class A Common Stock was 51,080,111. In addition, on such date, the registrant had outstanding 1,602,374 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 27, 2025

i

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
•impacts of tariffs or a trade war;
•risks associated with international sourcing;
•fluctuations in energy prices, fuel and related petrochemical costs;
•declines in consumer spending and the associated increased inventory risk;
•seasonality and fluctuations in our operating results and cash flow;
•adverse weather conditions and climate change;
•the success of our Central to Home strategy and our Cost and Simplicity agenda;
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

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including National Gardening Survey, July 10, 2025; The Freedonia Group U.S. Lawn and Garden Consumables, November 2025; Packaged Facts U.S. Pet Market Outlook, 2025-2026; American Pet Products Association (APPA) National Pet Owners Survey 2025; IBIS World Industry Report Pet Stores in the U.S., September 2025; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.

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
iii

PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a market leader in the U.S. pet and garden industries. For more than 40 years, we have delivered innovative, trusted solutions that help lawns grow greener, gardens bloom bigger, pets live healthier, and communities grow stronger. We operate through two reportable segments: Pet and Garden.
Our Pet segment offers a broad range of products for dog and cat supplies, including treats and chews, toys, beds and containment, grooming items, waste management and training pads. We also provide supplies for aquatics, small animals, reptiles and pet birds, such as toys, enclosures, habitats, bedding, food and supplements, equine and livestock products, animal and household health solutions and insect control items. This segment also includes live fish and small animals as well as outdoor cushions. Products are sold under well-recognized brands including Aqueon®, Best Bully Sticks®, Cadet®, C&S®, Comfort Zone®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Zilla® and Zoëcon®.
Our Garden segment includes lawn and garden consumables such as grass seed; vegetable, flower and herb packet seed; wild bird feed, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers and live plants. Brands in this segment include 3D®, Amdro®, Ferry-Morse®, Pennington® and Sevin®.
The charts below present product classes that accounted for approximately 10% or more of our consolidated net sales and the percentage of net sales represented by segment for fiscal 2025.

Strategy
Our Central to Home strategy reflects our purpose of nurturing happy and healthy homes and our ambition to lead the pet and garden industries. Our goal is to grow net sales, operating income and cash flows by developing innovative products, expanding market share, acquiring complementary businesses and partnering with our customers to grow the categories we serve. We manage our business with a long-term view, confident that delivering on this strategy will generate sustainable value for all stakeholders. To achieve this, we leverage our competitive strengths and favorable industry dynamics by executing against five strategic pillars designed to drive long-term growth.
Consumer: Build and Grow Brands that Consumers Love
We are focusing on developing differentiated new products and reinvesting some of our annual cost savings into brand building and demand creation to deliver sustainable organic growth and expand market share. To deepen our understanding of consumers, the products and features they value, and how they make their purchasing decisions, we are investing in consumer insights, data analytics, and research and development. These efforts are fueling our product innovation pipeline. Recognizing that more consumers research and buy products online, we are further enhancing our digital capabilities to meet them where they are. Recent marketing initiatives, including our Farnam “Everything for the Ride”, Nylabone’s 70th birthday campaign and DoMyOwn’s “Chief Solutions Officer” initiative with Richard Karn have delivered promising results, accelerating growth and driving share gains across multiple brands.

Customer: Win with Winning Customers and Channels
We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded and private label products for our customers as well as distribute third-party brands that give our retail partners a breadth of selection from ultra-premium to value offerings. Today's convenience-oriented consumers increasingly rely on eCommerce channels, including pure-play, omnichannel and direct-to-consumer, as part of their shopping routine. To meet this demand, we continue to expand our digital and eCommerce capabilities while ensuring the right policies, products and programs enable all channels to compete effectively. At the same time, we are optimizing our supply chain for high-demand eCommerce items, ensuring customer and consumer availability requirements are fulfilled at optimal cost. We are also investing in sales planning, net revenue management and price pack architecture to strengthen our position across the marketplace.
Central: Fortify the Central Portfolio
We manage each business based on clearly articulated strategies that establish its role within our portfolio. Profitability and growth potential are regularly assessed, with some businesses managed for top-line growth and others focused on cost efficiency and maximizing operating income.
Our portfolio spans attractive, broadly defined pet and garden markets, and we aim to strengthen it through both organic growth and acquisitions. Our M&A priorities include building scale in our core categories, expanding into priority adjacencies, filling whitespaces and enhancing key capabilities such as digital and eCommerce. We generally target growth- and margin-accretive, brand-focused companies led by strong management teams. Recent examples include our fiscal 2023 acquisition of TDBBS, LLC ("TDBBS"), a leader in the attractive pet treat segment with robust eCommerce capabilities. We are equally committed to exiting businesses where sustainable profitability cannot be achieved. For example, in fiscal 2023 we divested our low-margin distribution business servicing the independent garden channel.
Grounded in our purpose to nurture happy and healthy homes, we are also focused on building a more sustainable future. Our Central Impact program, centered on protecting our planet, cultivating our communities, and empowering our employees, reflects both our responsibility and our approach to corporate sustainability.
Cost: Reduce Cost to Improve Margins and Fuel Growth
We are simplifying our operations and improving efficiency across the organization while meeting the needs of both existing and new customers. Our Cost and Simplicity agenda addresses procurement, logistics, manufacturing, portfolio optimization and administrative functions. The program is designed to reduce complexity by streamlining our product assortment, consolidating plants and logistics centers, lowering cost of goods sold through improved logistics and procurement, and reducing administrative costs through scale and efficiency. We are also shifting our focus to our higher-margin, higher-growth branded pet and garden consumer products. As part of these efforts, we have consolidated portions of our dog and cat treat and toy operations, combined multiple garden manufacturing facilities, merged our outdoor cushion business with our pet bed business to leverage synergies in sourcing, manufacturing and innovation, consolidated legacy garden distribution locations into modern fulfillment centers, exited our pottery business and sold our U.K. operations.
Culture: Strengthen Our Entrepreneurial Business Unit-Led Growth Culture
Our values, established by leaders across the organization, are the foundation of our culture, and at the heart of every decision we make. Known as “The Central Way,” these principles guide how we work, collaborate and lead, shaping both our daily actions and our long-term strategy. We believe that a strong set of values provides a unifying framework for employees, strengthens our ability to work together, and drives consistent performance. These six values define who we are: We do the right thing. We strive to be the best. We are entrepreneurial. We win together. We grow every day. We are passionate.
Employee well-being is essential to building a sustainable business and fostering a passionate, engaged and effective team. We advance this priority through our focus on occupational health & safety, inclusion, and learning & development. In fiscal 2023, we implemented a health and safety policy across the organization aimed at preventing all injuries. In fiscal 2024, our Women in Leadership Council, comprising female leaders from across the organization, held its first in-person summit, "We Rise by Lifting Others" creating opportunities for networking and shaping impactful initiatives. We further expanded Council membership to better reflect of our female leadership and introduced a dedicated Women's Leadership Track to our Mentorship Program. In fiscal 2025, we advanced Basecamp, our frontline-manager development program focused on communication and practical leadership. Since its fiscal 2023 launch, we have held more than 20 Basecamp sessions, and 280 managers from manufacturing and distribution sites nationwide have completed the 2.5-day course.
Competitive Strengths
We believe we have a number of competitive strengths that serve as the foundation of our Central to Home strategy, including the following:

Broad Portfolio of Leading Brands Across Key Pet and Garden Segments
We are a leader in both the U.S. pet supplies market and the lawn and garden consumables market. Our diversified portfolio spans many of the most recognized brands in their categories, including Aqueon in aquatics, Cadet in dog treats and chews, Farnam in equine, Four Paws in waste management and grooming, K&H in heated pet products, Kaytee in pet bird and small animal, and Nylabone in dog toys and treats as well as Amdro in controls, Ferry-Morse in packet seed and Pennington in wild bird products, grass seed and fertilizer. The majority of our brands have been marketed for over 40 years, establishing deep consumer trust and strong market positions.
Robust Financial Performance
We have demonstrated strength in net sales, earnings and cash flow. Over the past five years, net sales have grown at an average rate of 3.0% annually, driven by both acquisitions and organic growth, while GAAP operating income has grown at an average annual rate of 4.8%. We maintain a strong cash and liquidity position, supported by cash flow from operations and capital raises, providing flexibility to pursue both acquisitions and organic initiatives.
Proven Track Record of Value Enhancing M&A
Since 1992, we have completed more than 60 acquisitions, building a company with approximately $3.1 billion in net sales. These acquisitions have broadened our pet and garden portfolios and strengthened our capabilities. Most recently, in November 2023, we acquired TDBBS, a provider of premium natural dog chews and treats, expanding our presence in bully and collagen sticks, bones and jerky, and enhancing our eCommerce and digital capabilities.
We pursue disciplined, value-focused M&A, typically targeting businesses that expand scale in our core categories, strengthen priority adjacencies, enter whitespaces, or enhance key capabilities such as digital and eCommerce. We are seeking businesses that, in addition to traditional operating synergies, can leverage our expertise and benefit from our low-cost manufacturing and distribution competencies to drive incremental value. We prioritize brand-driven businesses with growth and margin rates above Central’s averages, led by strong management teams committed to remaining post-acquisition. We have a proven track record of integrating acquisitions realizing synergies and driving further organic growth. We continually evaluate our businesses to ensure they meet performance expectations and implement targeted strategies to improve underperformance or reallocate resources where appropriate.
Deep and Diversified Relationships with Retailers
We have long-standing relationships with leading national, regional and independent retailers across brick-and-mortar and online channels. We deliver a wide range of branded products, private label offerings, packaging and merchandising solutions and a high-touch customer service. Major retailers value our national scope and operational capabilities while independent retailers value our premium portfolio and service levels. We believe these strengths have positioned us as one of the largest pet supplies vendors to Costco, Amazon and Walmart, a leading supplier to independent pet retailers in the United States and among the largest lawn and garden consumables vendors to The Home Depot, Walmart and Lowe’s. We also hold a leading position as a supplier of pet and lawn and garden products to the food, drug and mass merchandise channels. In fiscal 2025, Central was recognized as Lowe’s “Vendor Partner of the Year” for the Lawn & Garden division, reflecting the strength of our customer partnerships.
Walmart, our largest customer, accounted for approximately 17% of total net sales in fiscal 2025 and 16% in fiscal 2024. Home Depot, our second largest customer, represented approximately 16% of total net sales in fiscal 2025 and 17% in fiscal 2024. Together with Costco, Lowe's and Amazon these major retailers represented approximately 54% of total net sales in fiscal 2025 and 2024.
Scaled Manufacturing, Sales and Logistics Network
We manufacture the majority of our branded products in our U.S.-based facilities, supplemented by select contract manufacturing arrangements, including an exclusive supply of our registered active ingredient (S)-Methoprene. In addition, we operate manufacturing facilities in Canada and Mexico.
Our pet and garden sales and fulfillment facilities are strategically located across the United States, enabling us to serve both mass-market customers and independent pet specialty retail stores. This network supports traditional brick-and-mortar outlets as well as increasingly omnichannel and online-only retailers. Our integrated logistics system also consolidates products from other manufacturers with our branded products into single shipments. This capability allows us to deliver cost-efficient service, maintain shelf placement, provide timely replenishment, customize retailer programs, and respond quickly to changing customer needs. It also supports rapid product launches, giving immediate visibility to new and acquired brands.
We continue to leverage our dedicated sales force and our sales and extensive logistics networks to expand distribution and grow sales of our branded pet and garden products.

Experienced and Entrepreneurial Leadership Team
Our leadership team combines deep Central expertise with broad consumer products industry expertise. This balance fosters an entrepreneurial, business-unit led culture, while maintaining a disciplined approach to execution, which is critical to capturing and maintaining market share.
Pet Segment
Pet Overview
We are one of the leading producers and marketers of branded pet supplies in the United States and also produce a wide range of private label products. Our Pet segment is supported by one of the largest sales and distribution networks in the industry, which provides strategic reach and scale for our brands.
Pet Industry Background
The pet industry encompasses food, supplies, veterinary care, non-medical services, and live animals. We participate primarily in pet supplies as well as in live fish and small animal categories. The pet supplies segment includes dog and cat treats, chews, toys, beds, containment, grooming products, waste management solutions; aquatics, reptile, small animal, and pet bird supplies, including toys, enclosures, habitats, bedding, food and supplements; as well as equine and livestock products, animal and household health and insect control products; and live fish and small animals. Packaged Facts estimated that in 2025, U.S. retail sales of pet food, treats and chews, supplies, veterinary and non-medical services and live animals will total approximately $158 billion, with about $40 billion attributable to the categories where we compete.
According to Packaged Facts, the U.S. pet supplies market is highly fragmented, with more than 2,500 manufacturers, most operating in single or limited categories. Only about two dozen companies maintain a solid multi-category presence, and brands are even more fragmented within the supplies categories than food and treats. Many smaller players lack in-house sales and logistics capabilities and rely on distributors such as us to reach regional pet specialty chains and independent retailers.
The retail channel is equally diverse, ranging from national chains like Petco, Pet Supplies Plus and PetSmart with over 6,000 locations to the roughly 5,900 independent stores, along with mass merchants, farm & feed outlets, and online retailers, including pet-centric e-tailers like Chewy with unlimited shelf space.
Pure-play eCommerce players continue to gain share, as younger, digitally-native consumers, now entering prime pet-owning years, outspend older generations. Mass-market and pet specialty retailers have expanded their omnichannel capabilities to remain competitive, while independent stores face pressure from these larger more versatile rivals.
Long-Term Pet Industry Characteristics
We expect the U.S. pet supplies market to continue to grow, supported by long-term trends, including demographics shifts, humanization and premiumization of pets, and heightened focus on health and wellness. Pet ownership is evenly split between younger generations (Gen Z and Millennials) and older generations (Gen X and Baby Boomers), with younger owners spending more on their pet. A 2024 Packaged Facts survey found that about 95% of U.S. pet owners view their pet as family, and across all ages, pets are seen as essential companions for affection, fun and mental and physical health, with new research continuing to validate this human-pet bond. For many younger adults, pets are viewed as a precursor to parenthood and are deeply integrated into daily life. Taken together, these long-term trends are driving demand for premium products that promote overall health and well-being.
Branded Pet Products
Our core categories include dog and cat supplies, treats and chews; aquatics and reptile supplies, small animal and pet bird supplies, animal health and equine care; as well as live fish and small animals. Leading brands include Nylabone (dog toys and treats), Kaytee (pet birds and small animal), Farnam (equine), C&S (suet), Aqueon (aquatics), Comfort Zone (cat calming) and Zoëcon® (professional pest control). We also manage Arden Companies® outdoor cushions within our Pet segment due to synergies with our pet bed business.
We continue to drive growth through new product launches, line extensions and entry into adjacent categories. In fiscal 2025, Nylabone introduced new Nubz Chew Treats and released a limited-edition chew toy collection celebrating its 70th birthday. ADAMSTM debuted an innovative plant-based EPA approved flea and tick spray, while Arden launched an exclusive Red Rocks Cushion in collaboration with Denver-based artist Magik Studios and partnered with Alexandra Kay on a signature outdoor cushion collection. In fiscal 2024, Nylabone expanded its Gourmet Style line, Cadet launched rawhide alternatives and new treat flavors, and Paw Love rolled out Simply Smoked chews.
Our products have earned industry recognition. In fiscal 2025, ADAMS won “Flea & Tick Product of the Year” by Pet Innovation Awards and was also recognized as “Best Flea & Tick Solution: 2025 by LUXLife Magazine. Nylabone has been honored with the Pet Insight 2025 Vanguard Award for Chew Toys.

Dog and Cat. We are an industry leader in premium edible and non-edible chews, supplements, toys, grooming supplies, beds, containment, training and waste management with brands including Best Bully Sticks, Cadet, Four Paws, Healthy Edibles®, K&H, Healthy PromiseTM, Nylabone, Nubz®, and Paw Love®.
Small Animal and Bird Supplies. We are a leading manufacturer of supplies and food for small animals, pet birds and wild birds. Under Kaytee, we provide fortified diets, habitats, bedding, hay treats and toys, along with suet products for backyard birding under C&S.
Animal Health (Health & Wellness, Equine and Professional). We offer calming solutions under the Comfort Zone brand and flea and tick controls under ADAMS. Our equine portfolio spans fly control, supplements, grooming, deworming, wound care, leather care and rodenticides, marketed under Farnam, Horse Health™ Products, Vita Flex Pro®, and Just One Bite®, as well as sub-brands including Bronco®, Endure®, Horseshoer’s Secret®, IverCare®, Leather New®, PuriShield®, Red Cell®, Sand Clear™, and Vetrolin®. These brands position us as a leader across Equine and Health & Wellness. We are also a leading supplier of insect control products across multiple markets and the sole domestic provider of (S)-Methoprene, an active ingredient used in both professional and consumer insect control applications. Our insect control products are marketed under the Starbar® and Zoëcon® families of brands, along with standalone brands such as Altosid®, Centynal™, ClariFly®IGR, Diacon®, Essentria® and Extinguish®. In addition, we supply (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus.
Aquatics and Reptile. We are a leading manufacturer of aquariums and terrariums along with related fixtures and stands, water conditioners and supplements, water pumps and filters, advanced lighting systems and accessories marketed under the Aqueon, Coralife®, and Zilla brands.
Live Fish and Small Animals. Segrest and SunPet are leading wholesalers of aquarium fish and plants, reptiles and small animals serving pet specialty, mass merchants, aquariums and research institutions.
Outdoor cushions. Arden-branded and private label outdoor cushions are sold across major retailers both in-store and online, using Arden's EverTru®-branded outdoor fabric and OceanTex™ fabrics, the latter made from up to 100% recycled materials, including reclaimed ocean plastic and fishing nets.
Pet Sales and Distribution Network
Our U.S. sales and distribution network supports almost 10,000 retailer locations and over 5,600 veterinary offices, with services ranging from shelf placement and replenishment, to tailored retailer programs, product launches and exposure for acquired brands. By consolidating proprietary and third-party brands into single shipments, we help independent retailers operate more cost effectively.
Pet Sales and Marketing
Our sales strategy is designed to maximize market share across retail channels, including club, regional and national specialty pet stores, independent, food, drug and mass, grocery, farm & feed and eCommerce. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco accounted for approximately 15% of our Pet segment's net sales in fiscal 2025, and 14% in fiscal 2024. Amazon, Walmart, Petco and Kroger are also significant customers.
Sales resources are structured to optimize coverage:
•Category- and channel-based sales teams
•Dedicated account teams for our largest customers
•Account managers for regional chains
•Territory managers for independents
•Specialists for professional and equine markets
Our marketing strategy is consumer-, brand- and channel-driven, with value creation centered on innovation, product quality and performance, premium packaging, product positioning and consumer relevance. We work closely with our customers to identify their needs, co-develop strategies, and deliver programs that span digital execution, print, broadcast and direct mail. We continue to invest in talent, innovation, brand building, digital capabilities and eCommerce as these are critical to our ambition to lead in the pet segment.
In fiscal 2025, the Davey Awards recognized Central Life Sciences' “Monster Bug” Campaign – Integrated Campaign B2B with a SILVER award for excellence in marketing and advertising. Farnam updated its loyalty program, now called Farnam Rewards, to offer an improved customer experience. In fiscal 2024, Farnam partnered with country music trio The Castellows to launch the brands' new logo across all marketing and point of sale channels, including a refreshed Amazon storefront. At the 2024 Global Pet Expo, D&D Commodities earned third place in the “Best in Show” category for its Wild Delight Squirrel Away Zero-Waste bird feed while our Reptifauna bioactive plants won second place in the Reptile category. In addition, Barkworthies' new floor display received first place in the “Point of Purchase category” at SuperZoo.

Pet Competition
The pet supplies industry is highly competitive and increasingly consolidated. Our brands compete with national and regional branded players as well as private label products, with Mars, Inc., Spectrum Brands and the J.M. Smucker Co. among our largest competitors. Competition is driven by brand recognition, innovation, packaging, quality and service. Our distribution network also competes with Animal Supply Co., Phillips Pet Food & Supplies and smaller local and regional distributors, with differentiation based on selection, price, service and relationships.
Garden Segment
Garden Overview
We are a leading provider in the U.S. consumer lawn and garden consumables market, offering a broad portfolio of premium and value-oriented branded products, as well as private label solutions for key customers. Our Garden segment is further supported by a strategically designed sales and distribution network that enhances brand reach and performance.
Garden Industry Background
The garden industry includes consumables such as grass and other seeds, fertilizer, controls, live plants, wild bird products as well as soil and mulch, and durables such as landscaping and decorative products including pottery, outdoor furniture, water features, lighting, arches and trellises. The total lawn and garden consumables industry in the United States is estimated by Packaged Facts, the Freedonia Group, Numerator and internal estimates to be approximately $33 billion in annual retail sales in 2025, including grass and other seeds, fertilizer, controls, live goods, wild bird products as well as soil and mulch. We estimate the annual retail sales of the lawn and garden consumables market in the categories in which we participate to be approximately $32 billion.
The lawn and garden consumables market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands.
Long-Term Garden Industry Characteristics
Following the surge in demand during the COVID-19 pandemic, the lawn and garden industry is adjusting to a new baseline marked by ongoing volatility. Supply chain challenges, shifting weather patterns, and retailer destocking have added uncertainty. Nonetheless, overall industry sales in 2025 are expected to remain above 2019 pre-pandemic levels, according to Freedonia Group estimates. Consumer interest in gardening, lawn care, and outdoor recreation remains strong, supported by lifestyle and demographic shifts. These trends are creating opportunities in areas such as convenience (easy-to-use products and smaller package sizes), premiumization, customization, urban gardening, sustainability and the transformation of large grass spaces into lower-maintenance planned gardens. Engagement is particularly strong among younger consumers: Millennials and Gen Z’s demonstrate high participation in gardening and houseplant ownership, with Millennials standing out as the largest group of gardeners and a key driver of the growing interest in outdoor living.
Branded Lawn and Garden Products
Our core lawn and garden consumables portfolio includes grass seed, wild bird products, lawn and garden care products (such as fertilizers, insect control products), live plants and packet seed designed to help consumers grow their lawns greener and gardens bloom bigger. The Pennington brand is one of the largest names in grass seed, wild bird feed and birding accessories. Ferry-Morse is a leader in vegetable, herb and flower packet seed, while Amdro represents a strong portfolio of pest and weed control products.
We continue to expand our portfolio through new product introductions, adding both extensions to established lines and entirely new categories. In fiscal 2025, Ferry-Morse unveiled innovative flower seed mixes and new varieties, while Pennington introduced a water-soluble all-purpose plant food. In fiscal 2024, Ferry-Morse launched its Colossal Seed collection, producing vegetables at least twice the average size, and broadened its organic selection to over 100 varieties of vegetables, fruit and herbs.
Grass Seed. We are a leading producer of cool and warm season grass seed varieties and mixtures for residential and professional use, as well as forage and wildlife blends. Products are sold under the Pennington brand and sub-brands including Lawn Booster, One Step Complete®, Rackmaster®, Slopemaster®, Smart Seed, Smart Patch, The Rebels® and others, along with private label offerings. Pennington’s seed coating and conditioning facilities rank among the largest and most advanced in the industry.
Wild Bird. We are the leading supplier of wild bird feed, sold under Pennington, 3-D® Pet Products and Wild Delight®. Many branded blends are enhanced with proprietary vitamins and minerals; for example, Pennington Bird-Kote® seals each seed with a nutritious coating to support avian health. We also manufacture bird feeders, bird houses and accessories.
Fertilizer and Controls. We produce a wide range of fertilizers, soil supplements and pest control products, in both granular and liquid form. Brands include Alaska® Fish Fertilizer, Ironite®, Pennington, Pro Care® and Superthrive® as well as private and controlled labels. Our weed, moss, insect and pest control products are marketed under brand names such as Amdro, Corry’s®, Daconil®, IMAGE®, Knockout™, Lilly Miller®, Moss Out®, Over-N-Out®, Rootboost™ and Sevin.

Live Plants. Through Bell Nursery, we serve as the primary supplier of high-quality flowers, trees, shrubs and other plants to The Home Depot stores in the Northeast and Mid-Atlantic regions, producing and shipping tens of millions of annuals, perennials and indoor plants each year, along with select offerings we do not grow, such as orchids.
Packet Seed. We are a leading provider of packet seeds and seed starters across vegetables, herbs and flowers, sold under American Seed®, Ferry-Morse, Jiffy®, Livingston®, McKenzie® Seed and other well-known brands.
Garden Sales and Logistics Network
Our sales and logistics network not only promotes our proprietary brands but also provides critical access to leading national retail chains. Through this network, we secure and maintain premium shelf placement, ensure timely product replenishment, customize retailer programs, and respond quickly to evolving customer and retailer needs. It also enables the rapid launch of new products, provides valuable market intelligence and supports the identification of potential acquisition opportunities. In addition to distributing our own branded products, the network also sells complementary lawn and garden supplies from other manufacturers. By consolidating these products into single shipments, we offer select national retail chains a cost-effective solution to meet their lawn and garden needs.
Garden Sales and Marketing
Our marketing strategy balances both premium and value offerings. For premium products, we emphasize performance, innovation, quality, upscale packaging and strong retail shelf placement. For value products, we highlight dependable quality and efficacy at a more accessible price point.
In fiscal 2025, Image® Herbicides introduced a bold new brand identity with redesigned packaging and refreshed positioning. DoMyOwn strengthened its connection with DIY consumers by welcoming television personality and home improvement expert Richard Karn as Chief Solutions Officer. Amdro expanded its visibility by sponsoring Brandon Jones in the NASCAR CRAFTSMAN® Truck Series™, following a 2024 brand modernization that introduced eye-catching packaging and simplified, consumer-relevant claims.
Our customer base includes home improvement centers, food, drug and mass merchants, as well as professional end users. In fiscal 2025 and 2024, sales to The Home Depot accounted for approximately 37% and 38%, Walmart represented approximately 29% and 27%, and Lowe’s represented approximately 14% and 15% of our Garden segment’s net sales, respectively.
To maximize in-store placement and visibility, we deploy:
•Dedicated sales forces representing our brand portfolio
•A retail sales and logistics network providing in-store training and merchandising during the peak spring and summer seasons
•Account managers and sales teams located near key customers
•Selected independent distributors
We also continue to invest in talent, digital capabilities and eCommerce, recognizing their critical role in driving growth and strengthening our leadership in the Garden segment.
Garden Competition
The lawn and garden consumables industry is intensely competitive, with numerous national, regional and private label suppliers. Our turf and forage grass seed, fertilizers, pesticides and combination products compete primarily with offerings from The Scotts Miracle-Gro Company, while Spectrum Brands and S.C. Johnson & Son, Inc. represent major competitors in yard and household insecticides. Within this environment, our Garden segment differentiates itself through a balanced portfolio of premium and value brands, a commitment to quality and service, competitive pricing and the advantage of efficient, low-cost manufacturing.
Seasonality
Demand for our pet supplies products is generally steady throughout the year, except for pest control items, which are seasonal. By contrast, our lawn and garden consumables business is highly seasonal, with roughly two-thirds of annual net sales generated in our second and third fiscal quarters. We build inventory in line with projected demand and typically fill customer orders within a few days, resulting in an immaterial backlog of unfilled orders. Working capital requirements, including inventory and receivables, are funded primarily through operating cash flows and supplemented as needed by short-term borrowings under our revolving credit facility. Additional details on our liquidity, working capital management, cash flow and financing activities, can be found in Liquidity and Capital Resources, and Note 11, Long-Term Debt, included in this Form 10-K.
Sources and Availability of Raw Materials
We source most of our raw materials from multiple suppliers; however, one key input used to manufacture (S)-Methoprene is obtained from a single supplier. To mitigate supply risk, we maintain inventories of both (S)-Methoprene and this raw material. A prolonged disruption in supply could temporarily delay product shipments and adversely impact the financial performance of our Pet segment.

The primary ingredients for our fertilizer and insect and weed control products include both commodity and specialty chemicals, such as urea, potash, phosphates, herbicides, insecticides and fungicides, whose prices are subject to fluctuations driven by supply and demand dynamics, inflation, and regulatory factors. We actively monitor and evaluate our supplier network to ensure quality, cost-effectiveness, and sufficient manufacturing capacity.
For our bird feed products, essential raw materials include bulk commodity grains such as millet, milo and sunflower seeds, which we procure from large national commodity companies and local grain cooperatives. To secure supply and manage cost, we enter into forward contracts for a portion of our anticipated grain and seed requirements, fixing quantities and often prices at the time of commitment. While we have not experienced significant supply interruptions, we remain exposed to price volatility on any volumes not covered by fixed-price contracts.
Patents, Trademarks and Other Proprietary Rights
We hold numerous patents in the United States and abroad, with additional patent applications currently pending. While we view the development of patents through innovative research and the maintenance of an active patent portfolio as beneficial to our business, we do not consider any single patent to be critical to our operations. Beyond patents, our intellectual property includes a wide range of active ingredient registrations, end-use product registrations and trade secrets. We also own an extensive collection of trademarks, service marks, trade names and logotypes. Many of these trademarks are registered, and for those that are not, we rely on our common law trademark rights to protect our brand identity.
Human Capital Management
Every Central team member plays a vital role in our success and in advancing our purpose. As of September 27, 2025, we had over 6,000 employees, including about 5,700 full-time and 300 part-time employees. To meet the heightened seasonal demand in our lawn and garden business, we also hire a significant number of temporary employees between February and June. The majority of these are hourly workers. With the exception of approximately 100 employees at our facilities in Puebla, Mexico and Brandon, Canada, our workforce is not represented by labor unions. In fiscal 2025, the attrition rate among our non-seasonal full-time and part-time workforce was 29%.
We are committed to attracting, developing and retaining an inclusive workforce, which we view as essential to our continued growth and long-term success. Women make up 41% of our non-seasonal workforce and increasing opportunities for women remains a key priority. Women hold 35% of leadership positions, including managers, directors and senior executives, and serve in critical roles across the organization. These include our Senior Vice President of Human Resources, Senior Vice President Pet Consumer Marketing, Vice President Operations, Vice President Garden Digital Marketing, Vice President Investor Relations & Corporate Sustainability, Vice President Tax, Vice President Central Service Center, Vice President Garden eCommerce Sales, Vice President Sales (Walmart & Target), Vice President Health & Wellness and Vice President Pet Sales.
Supporting the financial security and well-being of our employees is also central to our human capital strategy. We offer competitive compensation, consisting of either a base salary or hourly wages. In addition, eligible employees receive a discretionary annual 401k employer contribution and may participate in our bonus program, which is tied to the performance of our businesses against defined metrics as well as individual contributions. We also grant long-term equity awards to eligible employees through both annual and individual grants, which serve to attract and retain key talent, reward performance and align employees' interest with the success of the Company. To further promote employee well-being, we provide comprehensive health benefits including medical and dental coverage, as well as an advanced wellness program designed to create sustainable life-style habits.
Employee development is a strategic priority for us. We provide a wide array of training and career development resources, including a robust online learning platform, a mentoring program, and a tuition reimbursement program that helps fund undergraduate and advanced degrees for eligible employees. Succession planning and talent development are ongoing processes at all levels of the Company, with our Board actively engaged. Our Senior Vice President of Human Resources, who reports directly to the Chief Executive Officer, collaborates with management to evaluate and develop internal talent for future leadership positions. We also prioritize leadership quality when evaluation acquisitions, ensuring continuity be securing commitments from key management teams.
We hold ourselves to high standards in occupational health and safety. Incidents are recorded, reported and investigated to determine root cause, and we set new annual safety targets to drive continuous improvement. Compared to the prior year, we’ve reduced our recordable incident rate by nearly 30% in fiscal 2025. We continue to invest in safety and operational excellence to ensure progress and protect the well-being of our workforce.
Regulatory Considerations
Many of the products we manufacture or distribute are subject to local, state, federal and foreign laws and regulations. These regulations are often complex and subject to change. For example, in the United States, all pesticides must be registered with the United States Environmental Protection Agency (“EPA”), as well as individual states before they can be sold. Fertilizer products require registration with state Departments of Agriculture, while grass and other seeds are subject to both state and federal labeling regulations. Before any international sales, all foreign agency requirements for shipment and labeling must also be met.

The Food Quality Protection Act (“FQPA”) establishes a safety standard for food-use pesticides: a reasonable certainty that no harm will result from the cumulative effects of pesticide exposure. Under this Act, the EPA evaluates the cumulative risks from both dietary and non-dietary exposures to pesticides. Any pesticides in our products that are approved for use on foods are reviewed by the EPA as part of this non-dietary exposure risk assessment.
Additionally, the use of certain pesticide and fertilizer products is regulated by various environmental and public health agencies at the local, state, federal and international level. These regulations may restrict use to certified or professional applicators, limit use to specific sites (e.g., prohibiting application on sod farms or golf courses), require property posting or advance notification of neighbors, or prohibit the use of specific ingredients altogether.
Pet food products are regulated under federal, state and local laws, including the federal Food Safety Modernization Act (“FSMA”), which grants regulatory authorities the power to recall or require relabeling of products. Several new FSMA regulations have taken effect in recent years.
Environmental laws at the local, state, federal and foreign levels also impose obligations to remediate contaminated properties or pay for associated clean-up costs, often extending liability to parties that did not cause the contamination. Over the course of our extensive acquisition history, we have obtained a number of manufacturing and distribution facilities, most of which have not undergone Phase II environmental testing to determine whether contamination is present.
Packaging is facing heightened scrutiny from state governments. Multiple states are advancing laws to curb single-use plastics and to implement extended producer responsibility (EPR) programs—frameworks that shift the cost of packaging disposal from municipalities to manufacturers to strengthen the recycling ecosystem. These EPR programs commonly set targets and require reporting on areas such as post-consumer recycled content usage, compostable packaging, overall material reduction, and refill strategies.
Corporate Sustainability
The long-term success of our business depends on protecting the planet, supporting the communities we serve, and providing our employees with a safe, healthy and rewarding workplace. Corporate sustainability is embedded in our long-term enterprise roadmap and brought to life through our Central Impact strategy. Our 2022-2023 Impact Report details our commitment and progress in protecting the planet, cultivating communities and empowering employees, and is available on our website at www.central.com. Central has disclosed its environmental impact through the Carbon Disclosure Project ("CDP") annual survey since 2022.
Nylabone has been recognized for its leadership in sustainability, winning the 2025 AmeriStar Sustainable Packaging Award for its new blister-free design. In fiscal 2024, Nylabone also received accreditation from the Pet Sustainability Coalition (PSC) as a sustainably led and measured business, driving positive impact for pets, people, and the planet.
Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 24, 2025.

Name	1	Age	Position
William E. Brown		84	Chairman of the Board
Niko Lahanas		57	Chief Executive Officer
John E. Hanson		60	President, Pet Consumer Products
Brad Smith		59	Chief Financial Officer
J.D. Walker		67	President, Garden Consumer Products
George Yuhas		73	General Counsel & Secretary
William E. Brown. Mr. Brown has been our Chairman since October 2019, having previously served in this capacity from 1980 to 2018. He was our Chief Executive Officer from 1980 to June 2003 and from October 2007 to February 2013. From 1977 to 1980, he was Senior Vice President of Vivitar Corporation, responsible for Finance, Operations and Research & Development. From 1972 to 1977, he worked at McKesson Corporation, overseeing its 200-site data processing organization. Mr. Brown spent the first 10 years of his career at McCormick, Inc. in manufacturing, engineering and data processing.
Nicholas "Niko" Lahanas. Mr. Lahanas became our Chief Executive Officer in September 2024. He previously served as Chief Financial officer from May 2017 until September 2024, Senior Vice President of Finance and Chief Financial Officer of our Pet segment from April 2014 to May 2017, and Vice President of Corporate Financial Planning & Analysis from October 2011 to March 2014. From March 2008 to October 2011, he was Director of Business Performance, focusing on business unit profitability, and from October 2006 to March 2008 he was Finance Manager in our Garden segment. Prior to joining Central, Mr. Lahanas worked in private equity and investment banking for more than eight years.
John E. Hanson. Mr. Hanson has served as President of Pet Consumer Products since August 2019, after serving as a board member during portions of 2018 and 2019. From 2015 to 2017, he was Chief Executive Officer of Oasis Brands, Inc. Beginning in 2013, he provided consulting services for consumer products companies in strategy, operations, and mergers and acquisitions. From 1996 to 2012, he held senior positions at ConAgra, including President of its Frozen Foods Division from 2008 to 2012 and Senior Vice President in Sales from 2006 to 2008.
Bradley "Brad" Smith. Mr. Smith became our Chief Financial Officer in September 2024. He joined Central in 2017 as Chief Financial Officer of our Pet Segment. Before joining Central, he spent 12 years with Delhaize Group (now Ahold Delhaize) in progressively more senior finance roles, including Chief Financial Officer of its European operations. Prior to Delhaize Group, Mr. Smith spent 11 years at Arthur Andersen.
J.D. Walker. Mr. Walker has served as our President of Garden Consumer Products since 2017, overseeing Central's branded garden business, including sales, marketing operations, the controls and fertilizer, grass seed and vendor partner business units, and the retail sales & service team. From 2014 to 2017, he was Executive Vice President and General Manager - Garden Branded Business, and he joined Central in 2011 as Senior Vice President - Garden Sales. Before joining Central, he spent 13 years with Spectrum Brands in senior positions and 17 years with The Gillette Company's Duracell North American Group.
George Yuhas. Mr. Yuhas became our General Counsel in July 2025 and our Secretary in August 2025. From January 2023 to July 2025, he served as a consultant on legal matters. Prior to that, Mr. Yuhas was our General Counsel beginning in March of 2011 and our Secretary from September 2015. Earlier in his career, from 1984 until 2011, he was a partner at Orrick, Herrington & Sutcliffe, LLP, where he specialized in commercial litigation. Mr. Yuhas holds a bachelor’s degree in political science from the University of Chicago and a Juris Doctor from Stanford Law School.
Available Information
Our web site is www.central.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, along with any amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into, and does not form part of, this report.

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
Risks Affecting our Business
Economic uncertainty and other adverse macro-economic conditions, including interest rate fluctuations and tariffs, may harm our business.
Our revenues and margins are dependent on various economic factors, including interest rates, the potential of an economic recession, trade tariffs, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, rates of inflation and other macro-economic factors which may impact consumer spending. While the rate of inflation moderated during fiscal 2025, and a recession has not materialized, interest rates remain high and the imposition of tariffs on imports by the U.S. administration has resulted in higher input costs. If we are unable to pass through higher input costs by raising the price of our products or altering our sourcing, we may experience organic sales declines and gross margin and operating income declines.
Tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
During 2025, the U.S. Administration has imposed significant tariffs on goods imported, ranging from a 10% baseline to much higher rates on a variety of imports. In fiscal 2025, less than 15% of our cost of goods sold was from products or materials sourced from outside the United States, primarily from China, Brazil and Mexico. To the extent the United States imposes new or additional tariffs on these or other countries where we or our suppliers source products, or if new or additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in other countries and imported into the United States could increase significantly, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.
High energy prices could adversely affect our operating results.
In fiscal 2025, energy prices remained elevated, resulting in increased costs for fuel and raw materials for many of our products. Energy prices may continue to rise or remain elevated during fiscal 2026. Continued high energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.
Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including high interest rates, the potential for trade tariffs, a return to an inflationary environment or an economic recession, other general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in consumer discretionary spending could reduce our sales and harm our business. For example, in the last few years, we have seen a decline in demand for durable goods in certain of our categories, resulting in part from the residual effect of inflated demand for durable goods in the early years of the COVID-19 pandemic. Unfavorable economic and market conditions may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.
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
We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:
•the uncertain macro-economic environment, including elevated interest rates and trade tariffs, could lead to a recession, and the impact any of those could have on consumer discretionary spending;
•seasonality and the impact of adverse weather conditions;
•fluctuations in prices of commodity grains and other input costs;
•supply chain and sourcing disruptions, including the volatile geopolitical environment and the potential imposition of trade tariffs on countries from which we import products;
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
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2025, approximately 64% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
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
If we are unable to execute on our Cost and Simplicity Agenda, our ability to maintain or grow margins may be negatively impacted.
Our Cost and Simplicity agenda involves reducing costs, including procurement, logistics, manufacturing, portfolio optimization and administrative, and reducing complexity through fewer SKUs, plants and distribution centers. Optimizing our supply chain footprint and having the right facilities in the right locations is critical to lowering costs. We plan to simplify our business and improve our efficiency across the organization by rationalizing our footprint, streamlining our portfolio, and improving our cost structure. There can be no assurance that we will be able to successfully execute our Cost and Simplicity agenda or that we will be able to do so within the anticipated time period, which could adversely impact our ability to improve or maintain margins and enhance long-term profitability.
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
In the past, periods of high inflation or supply constraints have resulted in higher costs for bird feed and grass seed. Beginning in fiscal 2023, there has been a prolonged oversupply of grass seed, which has resulted in a significant decline in market prices. As a result of this decline, in fiscal 2024, we incurred an approximately $15-$20 million charge to write-down the value of our grass seed inventory. In fiscal 2025, grass seed market prices remained low although the oversupply of grass seed is beginning to moderate. We can provide no assurance as to the timing or extent of our ability to implement price increases in the event of high costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume or price decreases may result in further inventory write-downs. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products. The same shift in consumer behavior could adversely affect our business in other product categories which experience substantial price increases.
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
Walmart, our largest customer in fiscal 2025, represented approximately 17% of total net sales in fiscal 2025 and 16% of total net sales in fiscal 2024 and 2023. Home Depot, our second largest customer in fiscal 2025, represented approximately 16% of total net sales in fiscal 2025, 2024 and 2023. Costco, Lowe's and Amazon are also significant customers, and together with Walmart and Home Depot, accounted for approximately 54% of our net sales in fiscal 2025 and 2024. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
We sell our products through a variety of trade channels with a significant portion dependent upon key retailers, through both traditional brick-and-mortar retail channels and eCommerce channels, including Amazon. The eCommerce channel continues to grow rapidly. To the extent that the key retailers, including retailers in the pet specialty segment, on which we depend lose share to the eCommerce channel, we could lose sales. We continue to make additional investments to access this channel more effectively, but there can be no assurances that any such investments will be successful. If we are not successful in developing and utilizing eCommerce channels that consumers may prefer, we may experience lower than expected revenues.
A significant deterioration in the financial condition of one of our major customers or several smaller customers could have a material adverse effect on our sales, profitability and cash flow. If one or more of these customers were to cancel product orders, become insolvent, or otherwise be unable or fail to pay for our products in a timely manner, our operating results and financial condition could be materially and adversely affected. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing or liquidation by a key customer could have a material adverse effect on our business, results of operations and financial condition in the future.
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
We are incurring costs associated with designing and implementing enterprise resource planning (ERP) software systems and gradually migrating our businesses to one or the other of two systems. The choice of which is to be used for each business is dependent on the needs of the business unit. These two systems are replacing numerous accounting and financial reporting systems, most of which have been obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 46 to 6. Capital expenditures for our enterprise resource planning software systems for fiscal 2025 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions or material weaknesses relating to IT controls of acquired companies. For example, in fiscal 2023 we identified two material weaknesses related to our Live Plants and Green Garden businesses whose IT systems had not been fully integrated into our corporate IT control structure. The material weaknesses were resolved during fiscal 2024, but there is no assurance that we may not experience similar IT control issues in the future. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We have, and we will continue to have, significant indebtedness. As of September 27, 2025, we had total indebtedness of approximately $1.2 billion. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:
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
During fiscal 2025, 2024 and 2023, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and estimates of market growth or decline for future years. As a result, we recorded a non-cash impairment charge in our Pet segment of $1.0 million in fiscal 2025, $12.8 million in fiscal 2024, and $7.5 million and $3.9 million in our Pet and Garden segments, respectively in fiscal 2023.
As part of our annual goodwill impairment testing, in fiscal 2025 we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal 2025, and accordingly, no further testing of goodwill was required in fiscal 2025. In connection with our annual goodwill impairment testing performed during fiscal 2024, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal 2024, and accordingly, no further testing of goodwill was required in fiscal 2024. In connection with our annual goodwill impairment testing performed during fiscal 2023, we elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. We completed our quantitative assessment of potential goodwill and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amounts.
General Risks
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of our senior management team. The loss of the services of these persons could have a material adverse effect on our business. In September 2024, our Chief Financial Officer was promoted to Chief Executive Officer and the former chief financial officer of our Pet segment was promoted to our Chief Financial Officer. Our future performance depends on the continued success of our Chief Executive Officer and Chief Financial Officer and our ability to attract and retain skilled employees in all facets of our business, including management and manufacturing and distribution. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.
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
We are a party to litigation alleging that the applicator developed and used by us for certain of our branded topical flea and tick products infringes a patent held by Nite Glow Industries, Inc. and asserting claims for breach of contract and misappropriation of confidential information. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million, which was reduced to $12.4 million. We filed our notice of appeal, and the plaintiff cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the “head start” damages issue concluded in March 2024, and the court issued its decision on September 30, 2025 awarding the plaintiff $5.0 million. The judgment was entered on October 17, 2025 in the amount of $7.2 million, including prejudgment interest. We intend to appeal the judgment and believe that we will prevail on the merits as to the head start damages issue. While we believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to us in excess of management's expectations.
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
As of September 27, 2025, William E. Brown, our Chairman and founder, beneficially controlled approximately 56% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
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

Item 2. Properties
We currently operate 37 manufacturing facilities totaling approximately 6.1 million square feet and 52 sales and distribution facilities totaling approximately 5.7 million square feet. Most sales and distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and distribution center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

In addition to the manufacturing and sales and distribution facilities, the Garden segment leases approximately 239 acres of land in New Jersey and Virginia used in its grass seed and live plant operations and owns approximately 2,402 acres of land in Virginia, North Carolina, Maryland, Ohio, New Jersey and Kentucky used in its live plant operations. The Pet segment leases approximately 60 acres of land in Florida to support its live fish operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time to optimize our manufacturing and distribution footprints. We lease 15 of our manufacturing facilities and 40 of our sales and logistics facilities. These leases generally expire between fiscal years 2026 and 2034. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, ("Nite Glow") filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial on the "head start" damages issue concluded in early March 2024. On September 30, 2025, the court issued its decision awarding the plaintiff $5.0 million, and judgment was entered on October 17, 2025 in the amount of $7.2 million, including prejudgment interest. The Company intends to appeal the judgment and believes that it will prevail in the appeal and in any further proceedings as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
As of November 19, 2025, there were 60 holders of record of our common stock, 367 holders of record of our Class A nonvoting common stock and three holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 26, 2020 to September 27, 2025 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/26/2020	9/25/2021	9/24/2022	9/30/2023	9/28/2024	9/27/2025
Central Garden & Pet Company	$100.00	$123.47	$99.58	$116.77	$123.88	$112.32
NASDAQ Composite	$100.00	$138.82	$101.01	$123.97	$171.21	$213.87
Dow Jones US Nondurable Household Products	$100.00	$103.94	$99.70	$110.46	$138.35	$121.25
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 27, 2025 and the dollar amount of authorized share repurchases remaining under our stock repurchase programs.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 29, 2025 – August 2, 2025	3,924	(3)	$35.85	—	$46,474,000
August 3, 2025 – August 30, 2025	1,912	(3)	$31.22	—	46,474,000
August 31, 2025 – September 27, 2025	702	(3)	$32.55	—	46,474,000
Total	6,538		$34.14	—	$46,474,000	(2)

(1)In December 2024, our Board of Directors authorized a $100 million increase in our share repurchase program (the "2024 Repurchase Authorization”). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 27, 2025, we had $46.5 million of authorization remaining under our 2024 Repurchase Authorization.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. There were no shares remaining under our Equity Dilution Authorization as of September 27, 2025.
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
In fiscal 2025, our consolidated net sales were $3.1 billion, of which our Pet segment, or Pet, accounted for approximately $1.8 billion and our Garden segment, or Garden, accounted for approximately $1.3 billion. In fiscal 2025, our operating income was $250 million, consisting of income from our Pet segment of $216 million, income from our Garden segment of $142 million and corporate expenses of $108 million.
Fiscal 2025 Financial Highlights
Financial summary:
•Net sales for fiscal 2025 decreased $71.4 million, or 2.2%, to $3.1 billion. Pet net sales decreased $30.8 million, or 1.7%, and Garden net sales decreased $40.6 million, or 3.0%.
•Gross profit for fiscal 2025 increased $53.6 million, or 5.7%, to $997.3 million and gross margin increased 240 basis points in fiscal 2025 to 31.9%, from 29.5% in fiscal 2024. On a non-GAAP basis, gross margin increased 210 basis points in fiscal 2025.
•Our operating income increased $64.7 million, or 34.9%, to $250.0 million in fiscal 2025. On a non-GAAP basis, operating income increased $42.2 million, or 19.0%, in fiscal 2025.
•Net income for fiscal 2025 was $162.8 million, or $2.55 per share on a diluted basis compared to $108.0 million, or $1.62 per share on a diluted basis in fiscal 2024. On a non-GAAP basis, net income in fiscal 2025 was $174.2 million, or $2.73 per share on a diluted basis compared to $142.4 million, or $2.13 per share on a diluted basis in fiscal 2024.
Recent Developments:
Wind-down of U.K. Operations
In March 2025, we decided to wind-down our operations in the United Kingdom, which also served certain European markets, and move to a direct-export model. During fiscal 2025, we incurred approximately $10.0 million of one-time closure costs, including $5.6 million in cost of goods sold and $4.4 million in selling, general and administrative expense. The amounts were primarily related to the liquidation of inventory and receivables, severance and legal costs.
Facility Closures
During fiscal 2025, we began the consolidation of two legacy distribution facilities in Ontario, California and Salt Lake City, Utah into a new modern facility in Salt Lake City, Utah, reflecting our ongoing network optimization initiative to achieve a simpler, more efficient distribution network. As a result, we recognized $5.0 million in selling, general and administrative expense, composed primarily of charges for lease and severance costs.
Fiscal 2025 Stock Repurchases
During fiscal 2025, we repurchased 3.2 million shares of our non-voting common stock (CENTA) and 1.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of $148.4 million. As of September 27, 2025, we had $46.5 million remaining under our 2024 Repurchase Authorization.
Tax Reform
On July 4, 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA contains numerous federal tax provisions including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. Because the OBBBA was enacted during fiscal 2025, we have reflected the impact of the provisions that were effective during the year in our income tax provision. The impact of the OBBBA on our fiscal 2025 consolidated financial statements was not material. We will continue to monitor the OBBBA and any related regulatory or interpretive guidance and will update our accounting in future periods as required.
Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	68.1	70.5	71.4
Gross profit	31.9	29.5	28.6
Selling, general and administrative	23.9	23.7	22.2
Operating income	8.0	5.8	6.4
Interest expense, net	(1.0)	(1.2)	(1.5)
Other expense, net	—	(0.2)	—
Income taxes	1.7	1.0	1.1
Net income	5.2%	3.4%	3.8%

Fiscal 2025 Compared to Fiscal 2024
Net Sales
Net sales for fiscal 2025 decreased $71.4 million, or 2.2%, to $3,129.1 million from $3,200.5 million in fiscal 2024. Our branded product sales, which include products we produce under Central brand names and products we produce under third-party brands, decreased $30.6 million, and sales of other manufacturers’ products decreased $40.8 million. In fiscal 2025, sales of branded products represented approximately 79% of our net sales, compared to 78% in fiscal 2024, and sales of other manufacturers' products represented 21% of our net sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented:

Category	2025	2024	2023
	(in millions)
Other garden products	$808.2	$832.9	$832.2
Other pet products	602.6	635.0	699.4
Other manufacturers' products	664.7	705.6	734.9
Dog & cat products	592.8	600.6	568.6
Wild bird	460.8	426.4	475.0
Total	$3,129.1	$3,200.5	$3,310.1
Pet net sales decreased $30.8 million, or 1.7%, to $1,802.0 million in fiscal 2025 from $1,832.8 million in fiscal 2024. The decline in Pet net sales was due primarily to lower sales of durable items impacting our outdoor cushions, pet beds and aquatics businesses. These declines were partially offset by increased sales in our animal health business. Pet branded sales decreased $36.0 million, and sales of other manufacturers' products increased $5.2 million.
Garden net sales decreased $40.6 million, or 3.0%, to $1,327.1 million in fiscal 2025 from $1,367.7 million in fiscal 2024. The decline in Garden net sales was due primarily to decreased sales of third-party products resulting from the loss of distribution of two product lines and our planned exit of the pottery business. Increased sales of wild bird feed and private label products were partially offset by decreased sales in both our controls and live plants businesses due to cool and wet weather during the early part of the garden season. Garden branded sales increased $5.4 million, and sales of other manufacturers' products decreased $46.0 million.

Gross Profit
Gross profit in fiscal 2025 increased $53.6 million, or 5.7%, to $997.3 million from $943.7 million in fiscal 2024. Gross margin improved 240 basis points to 31.9% in fiscal 2025 from 29.5% in fiscal 2024. Pet and Garden both contributed to the increase in gross profit and gross margin.
Gross profit in Pet, in both fiscal 2024 and 2025, and Garden, in fiscal 2024, was impacted by facility closure projects under our Cost and Simplicity agenda. On a non-GAAP basis, excluding approximately $6 million in charges associated with the facility closures in fiscal 2025 and approximately $16 million in fiscal 2024, gross profit increased $42.8 million and gross margin improved 210 basis points to 32.1% in fiscal 2025 from 30.0% in fiscal 2024.
The increase in gross profit and gross margin in Pet was due primarily to efficiency gains and structural improvements resulting from productivity initiatives under our Cost and Simplicity agenda and some commodity price deflation. These improvements more than offset the impact of tariffs.
The increase in gross profit and gross margin in Garden was due primarily to improvements in our Live Goods business in fiscal 2025, from cost reduction initiatives under our Cost and Simplicity agenda and the adverse impact in fiscal 2024 from the write-down of the value of our grass seed inventory in fiscal 2024 of approximately $20 million, due to a significant decrease in the market prices of grass seed and an industry-wide over supply of grass seed.
Selling, General and Administrative
Selling, general and administrative expenses decreased $11.0 million, or 1.5%, from $758.3 million in fiscal 2024 to $747.3 million in fiscal 2025. As a percentage of net sales, selling, general and administrative expenses increased from 23.7% in fiscal 2024 to 23.9% in fiscal 2025. The decrease in selling, general and administrative expense was due to $21.1 million in additional costs incurred in the prior year related to the closure of facilities in both the Pet and Garden segments and intangible asset impairments as compared to $9.4 million in additional costs in fiscal 2025 related to facility closures. Excluding these additional costs in both fiscal 2025 and 2024, non-GAAP selling, general and administrative expense increased $0.6 million to $737.9 million from $737.3 million in fiscal 2024. Decreased selling, general and administrative expenses in both Pet and Garden were partially offset by increased expense at corporate.
Selling and delivery expense increased $6.1 million, or 1.8%, to $345.9 million for fiscal 2025 from $339.9 million for fiscal 2024. An increase in the Pet segment, related to increased marketing expense, including promotional and digital marketing spend, and at corporate, related to marketing investment expense, was partially offset by a decrease in the Garden segment due primarily to lower discretionary marketing spend and lower delivery expense.
Warehouse and administrative expense decreased $17.1 million, or 4.1%, to $401.4 million for fiscal 2025 from $418.5 million for fiscal 2024. Decreased expense in the Pet segment, due primarily to intangible asset impairments in fiscal 2024, and in the Garden segment, related to lower facility closure costs in fiscal 2025 as compared to fiscal 2024, were partially offset by increased corporate expense.
Corporate expense increased $8.1 million due primarily to increased variable compensation expense, increased marketing investment and the nonrecurrence of a gain from a litigation settlement in fiscal 2024. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income improved $64.7 million, or 34.9%, to $250.0 million in fiscal 2025. Operating income improved due to a $53.6 million increase in gross profit, related to a 240-basis point increase in gross margin, and a $11.1 million decrease in selling, general and administrative expenses. These improvements were partially offset by a $71.4 million decrease in net sales. Our operating margin improved to 8.0% in fiscal 2025 from 5.8% in fiscal 2024. Excluding the impact of facility closures in fiscal 2025 and 2024 and intangible asset impairments in fiscal 2024, non-GAAP operating income improved $42.2 million and our non-GAAP operating margin improved to 8.5% in fiscal 2025 from 7.0% in fiscal 2024. These improvements were due primarily to efficiency gains and cost reductions from earlier productivity initiatives under our Cost and Simplicity agenda and the write-down of the value of our grass seed inventory in fiscal 2024.
Pet operating income increased $12.3 million, or 6.0%, to $215.7 million in fiscal 2025 from $203.4 million in fiscal 2024, due to an improved gross margin and decreased selling, general and administrative expenses partially offset by lower net sales. Pet operating margin increased from 11.1% in fiscal 2024 to 12.0% in fiscal 2025. On a non-GAAP basis, Pet operating income increased $1.9 million in fiscal 2025 as compared to fiscal 2024 and operating margin improved to 12.5% in fiscal 2025 from 12.2% in fiscal 2024.
Garden operating income improved $60.5 million, or 73.9%, to $142.4 million in fiscal 2025 from $81.9 million in fiscal 2024, due to a $45.3 million increase in gross profit and a $15.2 million decrease in selling, general and administrative expense partially offset by a $40.6 million decrease in net sales. Garden operating margin improved to 10.7% in fiscal 2025 from 6.0% in fiscal 2024. On a non-GAAP basis, excluding the charges in fiscal 2025 and 2024 related to facility closures, Garden operating income improved $45.2 million and non-GAAP operating margin improved to 11.1% in fiscal 2025 from 7.5% in fiscal 2024.

Corporate expenses increased $8.1 million due primarily to increased variable compensation expense, increased marketing investment and the nonrecurrence of a gain from a litigation settlement in fiscal 2024.
Net Interest Expense
Net interest expense decreased $5.1 million, or 13.4%, from $37.9 million in fiscal 2024 to $32.8 million in fiscal 2025. The decrease in net interest expense was due to increased interest income resulting from higher cash balances during fiscal 2025.
Debt outstanding on September 27, 2025 and September 28, 2024 was $1.2 billion. Our average borrowing rate was 4.5% in both fiscal 2025 and fiscal 2024.
Other Income (Expense)
Other income (expense) is comprised of income or loss from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) was an expense of $0.5 million in fiscal 2025 compared to $5.1 million in fiscal 2024. The decrease in expense was due primarily to a $7.5 million non-cash impairment in fiscal 2024 for two private company investments.
Income Tax
Our effective income tax rate was 24.4% for fiscal 2025 compared to 23.2% for fiscal 2024. The increase in our effective income tax rate was due primarily to the non-deductibility for tax purposes of losses incurred in connection with the wind-down of our U.K. operations.
Net Income and Earnings Per Share
Our net income for fiscal 2025 was $162.8 million, or $2.55 per diluted share, compared to $108.0 million, or $1.62 per diluted share, for fiscal 2024. On a non-GAAP basis, net income in fiscal 2025 was $174.2 million, or $2.73 per diluted share, compared to $142.4 million, or $2.13 per diluted share, for fiscal 2024.
Fiscal 2024 Compared to Fiscal 2023
For a discussion of our results of operations in fiscal 2024 compared to fiscal 2023, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed with the SEC.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, non-GAAP operating income, non-GAAP gross profit and gross margin, non-GAAP selling, general and administrative expense and adjusted EBITDA. Management uses these non-GAAP financial measures that exclude the impact of specific items (described below) in making financial, operating and planning decisions and in evaluating our performance. Management believes that these non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While management believes that non-GAAP measures are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
Adjusted EBITDA is defined by us as income before income tax, net other expense, net interest expense, depreciation and amortization and stock-based compensation expense (or operating income plus depreciation and amortization expense and stock-based compensation expense). Adjusted EBITDA further excludes one-time charges related to facility closures, exits of businesses, intangible and investment impairments and gains from litigation. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA is used by our management to perform such evaluations. Adjusted EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that adjusted EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present adjusted EBITDA when reporting their results. Other companies may calculate adjusted EBITDA differently and it may not be comparable.
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
The non-GAAP adjustments made reflect the following:
Facility closures and business exits
(1)During fiscal 2025, we recognized incremental expense of $5.0 million in our Garden segment in the consolidated statement of operations related to closing a distribution facility in Ontario, California and executing the consolidation of our Western distribution network. Additionally, the charge includes costs related to the closure of a live goods facility.
(2)During fiscal 2025, we recognized incremental expense of $10.0 million in our Pet segment in the consolidated statement of operations related to our decision to wind-down our operations in the U.K. and the related facility as we move to a direct-export model.
(3)During fiscal 2024, we recognized incremental expense of $20.3 million in our Garden segment in the consolidated statement of operations, from the closure of a manufacturing facility in California, the consolidation of our Southeast distribution network, the decision to exit the pottery business, the closure of a live goods distribution facility in Delaware, the relocation of our grass seed research facility related, and facility closures announced in fiscal 2023.
(4)During fiscal 2024, we recognized incremental expense of $7.5 million in our Pet segment in the consolidated statement of operations, from the closure of manufacturing facilities in California and Arizona.
Intangible Impairments
(5)During fiscal 2024, we recognized a non-cash impairment charge in our Pet segment of $12.8 million related to the impairment of intangible assets due primarily to changing market conditions resulting from the decline in demand for durable products and increased international competition.
Gain from litigation and investment impairment
(6)In fiscal 2024, within corporate, we received $3.2 million in settlement of litigation, the gain of which is included in selling, general and administrative expense. Additionally, we recognized a $7.5 million non-cash impairment charge for two related private company investments that is included within Other income (expense) in the consolidated statement of operations.

Net Income and Diluted Net Income Per Share
GAAP to Non-GAAP Reconciliation		Fiscal Year Ended
		September 27, 2025	September 28, 2024
		(in thousands, except per share amount)
GAAP net income attributable to Central Garden & Pet Company		$162,843	$107,983
Facility closures & business exits	(1)(2)(3)(4)	15,005	27,842
Intangible impairments	(5)	—	12,790
Litigation settlement	(6)	—	(3,200)
Investment impairment	(6)	—	7,461
Tax effect of adjustments		(3,654)	(10,437)
Non-GAAP net income attributable to Central Garden & Pet Company		$174,194	$142,439
GAAP diluted net income per share		$2.55	$1.62
Non-GAAP diluted net income per share		$2.73	$2.13
Shares used in GAAP and non-GAAP diluted net income per share calculation		63,815	66,860

Operating Income
GAAP to Non-GAAP Reconciliation	Fiscal Year Ended September 27, 2025			Fiscal Year Ended September 28, 2024
	GAAP	Adjustments(1)(2)	Non-GAAP	GAAP	Adjustments(3)(4)(5)(6)	Non-GAAP
	(in thousands)			(in thousands)
Net sales	$3,129,064	$—	$3,129,064	$3,200,460	$—	$3,200,460
Cost of goods sold and occupancy	2,131,728	5,582	2,126,146	2,256,725	16,349	$2,240,376
Gross profit	$997,336	$(5,582)	$1,002,918	$943,735	$(16,349)	$960,084
Selling, general and administrative expenses	747,294	9,423	737,871	758,348	21,083	737,265
Income from operations	$250,042	$(15,005)	$265,047	$185,387	$(37,432)	$222,819

Gross margin	31.9%		32.1%	29.5%		30.0%
Operating margin	8.0%		8.5%	5.8%		7.0%

Pet Segment Operating Income
GAAP to Non-GAAP Reconciliation		Fiscal Year Ended
		September 27, 2025	September 28, 2024
		(in thousands)
GAAP operating income		$215,688	$203,425
Facility closures	(2)(4)	10,018	7,549
Intangible impairments	(5)	—	12,790
Non-GAAP operating income		$225,706	$223,764

GAAP operating margin		12.0%	11.1%
Non-GAAP operating margin		12.5%	12.2%

Garden Segment Operating Income
GAAP to Non-GAAP Reconciliation		Fiscal Year Ended
		September 27, 2025	September 28, 2024
		(in thousands)
GAAP operating income		$142,402	$81,893
Facility closures	(1)(3)	4,987	20,293
Non-GAAP operating income		$147,389	$102,186

GAAP operating margin		10.7%	6.0%
Non-GAAP operating margin		11.1%	7.5%

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Fiscal Year Ended September 27, 2025
		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet		$—	$—	$—	$162,843
Interest expense, net		—	—	—	32,812
Other expense		—	—	—	480
Income tax expense		—	—	—	52,787
Net income attributable to noncontrolling interest		—	—	—	1,120
Income (loss) from operations		215,688	142,402	(108,048)	250,042
Depreciation & amortization		39,916	42,301	2,677	84,894
Noncash stock-based compensation		—	—	21,060	21,060
Non-GAAP adjustments	(1)(2)	10,018	4,987	—	15,005
Adjusted EBITDA		$265,622	$189,690	$(84,311)	$371,001

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Fiscal Year Ended September 28, 2024
		Pet	Garden	Corp	Total
		(in thousands)
Net income attributable to Central Garden & Pet		$—	$—	$—	$107,983
Interest expense, net		—	—	—	37,872
Other expense		—	—	—	5,090
Income tax expense		—	—	—	33,112
Net income attributable to noncontrolling interest		—	—	—	1,330
Income (loss) from operations		203,425	81,893	(99,931)	185,387
Depreciation & amortization		43,642	44,403	2,762	90,807
Noncash stock-based compensation		—	—	20,583	20,583
Non-GAAP adjustments	(3)(4)(5)(6)	20,339	20,293	(3,200)	37,432
Adjusted EBITDA		$267,406	$146,589	$(79,786)	$334,209
Inflation
Our revenues and margins are dependent on various economic factors, including fluctuating rates of inflation on various input costs (e.g., commodities and energy), interest rates, currencies and consumer attitudes toward discretionary spending. Inflation moderated in fiscal 2024 and into the first half of fiscal 2025 before increasing in the second half of fiscal 2025 due primarily to the increasing impact of tariffs. We have benefited from lower cost inventory and significant productivity gains resulting in improved margins. However, the continued imposition of tariffs and a global trade war could result in higher inflation in fiscal 2026.
In fiscal year 2021 through 2023, our operating results were adversely impacted by high input costs due to inflation, particularly relating to prices for grain and seed, fuel and the ingredients used in our garden controls and fertilizer business as well as heightened import costs such as shipping container costs and tariffs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2025, approximately 64% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period.

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
We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year-round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 64% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.
Operating Activities
Net cash provided by operating activities decreased $62.4 million, from $394.9 million in fiscal 2024 to $332.5 million in fiscal 2025. The decrease in cash provided was due primarily to changes in our working capital accounts, due to decreases in inventory and accrued expenses, partially offset by cash provided by the long-term obligations in the current year as compared to cash used for other long-term obligations in the prior year.
Investing Activities
Net cash used in investing activities decreased $60.3 million from $105.2 million in fiscal 2024 to $44.9 million in fiscal 2025. The decrease in cash used in investing activities was due primarily to our acquisition of TDBBS, LLC in fiscal 2024.
Financing Activities
Net cash used in financing activities increased $131.2 million from $25.4 million in fiscal 2024 to $156.6 million in fiscal 2025. The increase in cash used in financing activities during the current year was due primarily to higher stock repurchases in fiscal 2025 compared to fiscal 2024.
We expect that our principal sources of funds will be cash generated from our operations, proceeds from our debt and equity offerings, and, if necessary, borrowings under our $600 million asset backed loan facility. See Note11 - Long-Term Debt, for more information about our debt. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months and beyond. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $50 to 60 million over the next 12 months.
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
Stock Repurchases
During fiscal 2025, we repurchased approximately 3.2 million shares of our non-voting common stock (CENTA) and approximately 1.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $148.4 million. During fiscal 2024, we repurchased approximately 0.3 million shares of our non-voting common stock (CENTA) and approximately 3 thousand shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $10.8 million.
In August 2019, our Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of our stock-based equity compensation programs over time, which authorization was fully utilized in the third quarter of fiscal 2025.
In December 2024, our Board of Directors authorized a $100 million increase in the share repurchase program (the "2024 Repurchase Authorization"). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 27, 2025, the Company had $46.5 million remaining under its 2024 Repurchase Authorization.
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
Total Debt
At September 27, 2025, our total debt outstanding was $1,191.7 million versus $1,190.0 million at September 28, 2024.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 27, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 27, 2025.
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
We may redeem some or all of the 2028 Notes at our option, through December 31, 2025 for 101.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 27, 2025.
Asset-Based Loan Facility
On November 7, 2025, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $600 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available, as defined, if we exercise the uncommitted accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on November 7, 2030. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
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
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at our option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between1.00%-1.50% and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. We are also required to pay certain fees to the administrative agent under the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires us to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of our assets and the assets of our subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions.
As of September 27, 2025, the previous $750 million Third Amended and Restated Credit Facility was in effect as described in Note 11 - Long-Term Debt.
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

Summarized Statements of Operations	Fiscal Year Ended
	September 27, 2025		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$770,812	$2,348,267	$694,083	$2,491,748
Gross profit	181,997	808,803	154,310	771,737
Income (loss) from operations	(5,724)	267,249	(6,164)	189,406
Equity in earnings of Guarantor subsidiaries	223,637	—	163,797	—
Net income (loss)	(45,373)	223,637	(58,047)	163,797

Summarized Balance Sheet Information	As of		As of
	September 27, 2025		September 28, 2024
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$1,065,394	$881,526	$936,497	$896,476
Intercompany receivable from Non-guarantor subsidiaries	71,716	—	76,084	—
Other assets	4,066,291	3,580,246	3,799,521	3,330,344
Total assets	$5,203,401	$4,461,772	$4,812,102	$4,226,820

Current liabilities	$165,447	$362,348	$164,607	$342,289
Intercompany payable from Non-guarantor subsidiaries	—	1,250	—	1,003
Long-term debt	1,191,541	100	1,189,655	154
Other liabilities	2,235,827	217,213	1,888,312	234,308
Total liabilities	$3,592,815	$580,911	$3,242,574	$577,754

Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.1	$0.1	$—	$—	$—	$1,200.0	$1,200.2
Interest payment obligations (2)	52.5	52.5	44.8	37.1	26.8	16.5	230.2
Operating leases	67.2	56.1	44.3	37.9	32.5	56.7	294.7
Purchase commitments (3)	85.0	10.2	7.6	3.8	1.5	—	108.1
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$204.8	$118.9	$96.7	$78.8	$60.8	$1,273.2	$1,833.2
(1)Excludes $3.0 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $8.5 million as of September 27, 2025, of which $1.1 million is amortizable until February 2028, $4.0 million is amortizable until October 2030 and $3.4 million is amortizable until April 2031, and is included in the carrying value of the long-term debt. See Note 11 - Long-Term Debt to the consolidated financial statements for further discussion of long-term debt.
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
Our goodwill is associated with our Pet segment and our Garden segment. In connection with our annual goodwill impairment testing performed during fiscal 2025, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal year 2025, and accordingly, no further testing of goodwill was required in fiscal 2025.
In connection with our annual goodwill impairment testing performed during fiscal year 2024, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting segments under the goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of our reporting segments were greater than their carrying amount in fiscal year 2024, and accordingly, no further testing of goodwill was required in fiscal year 2024.
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
During fiscal 2025, 2024 and 2023, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. We recognized impairment losses on certain intangible assets of $1.0 million, $12.8 million and $11.5 million in fiscal 2025, 2024 and 2023, respectively.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 27, 2025 under our Credit Facility. However, if our Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.9 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet treat ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 27, 2025, we had entered into fixed purchase commitments for commodities totaling approximately $108.1 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $10.8 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 27, 2025.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2025. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.
Item 9B. Other Information
During the quarter ended September 27, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at www.central.com/about-us/what-we-stand-for.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports,” “Code of Ethics,” and "Restrictions on Transactions in Company Stock by Directors and Officers." See also Item 1 – Business above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Stock Ownership of Management and Principal Shareholders” and "Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”
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
		10-Q	001-33268	4.2	8/8/2024
4.12	Indenture, dated as of April 30, 2021, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.125% Senior Notes due 2031.	8-K	001-33268	4.1	4/30/2021
4.13	First Supplemental Indenture, dated as of March 3, 2023 among the Company, certain guarantors named therein and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, paying agent and registrar under such indenture, relating to the 4.125% Senior Notes due 2031.	10-Q	001-33268	4.2	5/4/2023
4.14	Second Supplemental Indenture and Guarantee, dated as of February 7, 2024 among (i) BRP Hold Nightingale, LLC, (ii) BRP Hold Ox, LLC, (iii) TDBBS, LLC, (each of (i)-(iii), each, a “New Guarantor” and, collectively, the “New Guarantors) and Central Garden & Pet Company (together with its successors and assigns, the “Company”) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee, paying agent and registrar under such Indenture	10-Q	001-33268	4.1	8/8/2024
4.15	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33268	4.12	11/27/2019
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors	10-K	001-33268	10.1	11/29/2017
10.2	Fourth Amended and Restated Credit Agreement, dated November 7, 2025 among the Company, certain of the Company's subsidiaries as guarantors, a syndicate of financial institutions party thereto Arrangers and Joint Bookrunners	8-K	001-33268	10.1	11/12/2025
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.1	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan	10-K	000-20242	10.5.2	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010
10.7*	Form of Central Garden & Pet Company 2003 Omnibus Equity Incentive Plan Performance Unit Agreement	8-K	001-33268	10.1	2/9/2022
10.8*	Nonemployee Director Equity Incentive Plan, as amended and restated effective October 7, 2020	10-K	001-33268	10.7	11/24/2020
10.9*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.1	2/3/2005
10.10*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan	10-Q	000-20242	10.6.2	2/3/2005
10.11*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships	8-K	000-20242	10.1	10/14/2005
10.12*	Form of Post-Termination Consulting Agreement	8-K	000-20242	10.2	10/14/2005
10.13	Promotion Letter of Niko Lahanas dated September 26, 2024	10-K	001-33268	10.23	11/27/2024
10.14	Promotion Letter of Bradley Smith dated September 25, 2024	10-K	001-33268	10.24	11/27/2024
19	Insider Trading Policy	10-K	001-33268	19	11/27/2024
21	List of Subsidiaries					X
22	List of Guarantor Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350						X
97	Compensation Recovery Policy					X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended September 27, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as block text and including detailed tags.
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
Date: November 26, 2025

CENTRAL GARDEN & PET COMPANY

By	/s/ Nicholas Lahanas
Nicholas Lahanas
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Nicholas Lahanas	Chief Executive Officer (Principal Executive Officer)	November 26, 2025
Nicholas Lahanas

/s/ Bradley G. Smith	Chief Financial Officer (Principal Financial Officer)	November 26, 2025
Bradley G. Smith

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 26, 2025
Howard A. Machek

/s/ William E. Brown	Chairman	November 26, 2025
William E. Brown

/s/ Mary Beth Springer	Director	November 26, 2025
Mary Beth Springer

/s/ Courtnee Chun	Director	November 26, 2025
Courtnee Chun

/s/ Lisa Coleman	Director	November 26, 2025
Lisa Coleman

/s/ Brendan P. Dougher	Director	November 26, 2025
Brendan P. Dougher

/s/ Randal D. Lewis	Director	November 26, 2025
Randal D. Lewis

/s/ Christopher Metz	Director	November 26, 2025
Christopher Metz

/s/ Brooks M. Pennington III	Director	November 26, 2025
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 26, 2025
John R. Ranelli

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations. Based upon this assessment, such officers concluded the Company maintained effective internal control over financial reporting as of September 27, 2025.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Central Garden & Pet Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified revenue recognition for this consignment arrangement included in net sales for the fiscal year ended September 27, 2025, to be a critical audit matter because of the nature of the information used by the Company to recognize revenue. This required a high degree of audit judgment and an increased extent of effort to evaluate the accuracy and completeness of information reported by the Company’s customer and third-party transaction processing services provider.
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
November 26, 2025

We have served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Central Garden & Pet Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Central Garden & Pet Company and subsidiaries (the "Company") as of September 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 27, 2025, of the Company and our report dated November 26, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
November 26, 2025

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 27, 2025	September 28, 2024
	(in thousands, except share and per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$882,488	$753,550
Restricted cash	15,945	14,853
Accounts receivable, net	325,297	326,220
Inventories, net	722,106	757,943
Prepaid expenses and other	30,294	34,240
Total current assets	1,976,130	1,886,806
Plant, property and equipment, net	363,188	379,166
Goodwill	554,692	551,361
Other intangible assets, net	447,643	473,280
Operating lease right-of-use assets	222,863	205,137
Other assets	61,127	57,689
Total	$3,625,643	$3,553,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$234,618	$212,606
Accrued expenses	247,213	245,226
Current lease liabilities	56,865	57,313
Current portion of long-term debt	62	239
Total current liabilities	538,758	515,384
Long-term debt	1,191,641	1,189,809
Long-term lease liabilities	191,739	173,086
Deferred income taxes and other long-term obligations	118,572	117,615
Commitments and contingencies (Note 12)
Equity:
Common stock ($0.01 par value; 80 million shares authorized; 9,650,221 and 11,074,620 outstanding at September 27, 2025 and September 28, 2024, respectively)	97	111
Class A common stock ($0.01 par value; 100 million shares authorized; 51,618,682 and 54,446,194 outstanding at September 27, 2025 and September 28, 2024, respectively)	516	544
Class B stock ($0.01 par value; 3 million shares authorized; 1,602,374 and 1,602,374 outstanding at September 27, 2025 and September 28, 2024, respectively)	16	16
Additional paid-in capital	571,392	598,098
Retained earnings	1,015,096	959,511
Accumulated other comprehensive loss	(3,849)	(2,626)
Total Central Garden & Pet shareholders’ equity	1,583,268	1,555,654
Noncontrolling interest	1,665	1,891
Total equity	1,584,933	1,557,545
Total	$3,625,643	$3,553,439

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(in thousands, except per share amounts)
Net sales	$3,129,064	$3,200,460	$3,310,083
Cost of goods sold	2,131,728	2,256,725	2,363,241
Gross profit	997,336	943,735	946,842
Selling, general and administrative expenses	747,294	758,348	736,196
Operating income	250,042	185,387	210,646
Interest expense	(57,697)	(57,527)	(57,025)
Interest income	24,885	19,655	7,362
Other income (expense), net	(480)	(5,090)	1,462
Income before income taxes and noncontrolling interest	216,750	142,425	162,445
Income tax expense	52,787	33,112	36,348
Net income including noncontrolling interest	163,963	109,313	126,097
Net income attributable to noncontrolling interest	1,120	1,330	454
Net income attributable to Central Garden & Pet Company	$162,843	$107,983	$125,643
Net income per share attributable to Central Garden & Pet Company:
Basic	$2.58	$1.64	$1.92
Diluted	$2.55	$1.62	$1.88
Weighted average shares used in the computation of net income per share:
Basic	63,094	65,711	65,493
Diluted	63,815	66,860	66,783

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(in thousands)
Net income	$163,963	$109,313	$126,097
Other comprehensive income (loss):
Foreign currency translation, net of tax	(1,223)	344	1,175
Total comprehensive income	162,740	109,657	127,272
Comprehensive income attributable to noncontrolling interest	1,120	1,330	454
Comprehensive income attributable to Central Garden & Pet Company	$161,620	$108,327	$126,818

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Central Garden & Pet Company
	(in thousands, except per share amounts)
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 24, 2022	11,296,351	$113	54,897,458	$549	1,612,374	$16	$581,920	$755,253	$(4,145)	$1,333,706	$1,006	$1,334,712
Amortization of share-based awards	—	—	—	—	—	—	20,117	—	—	20,117	—	20,117
Restricted share activity	—	—	75,471	1	—	—	(4,767)	—	—	(4,766)	—	(4,766)
Share conversion	10,000	—	—	—	(10,000)	—	—	—	—	—	—	—
Issuance of common stock	—	—	343,085	2	—	—	6,212	—	—	6,214	—	6,214
Repurchase of stock	(228,739)	(2)	(843,112)	(8)	—	—	(9,200)	(21,526)	—	(30,736)	—	(30,736)
Other comprehensive income	—	—	—	—	—	—	—	—	1,175	1,175	—	1,175
Net income	—	—	—	—	—	—	—	125,643	—	125,643	454	126,097
Balance, September 30, 2023	11,077,612	111	54,472,902	544	1,602,374	16	594,282	859,370	(2,970)	1,451,353	1,460	1,452,813
Amortization of share-based awards	—	—	—	—	—	—	13,785	—	—	13,785	—	13,785
Restricted share activity	—	—	(84,508)	(1)	—	—	(8,495)	—	—	(8,496)	—	(8,496)
Issuance of common stock	—	—	393,987	4	—	—	1,527	—	—	1,531	—	1,531
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(899)	(899)
Repurchase of stock	(2,992)	—	(336,187)	(3)	—	—	(3,001)	(7,842)	—	(10,846)	—	(10,846)
Other comprehensive income	—	—	—	—	—	—	—	—	344	344	—	344
Net income	—	—	—	—	—	—	—	107,983	—	107,983	1,330	109,313
Balance, September 28, 2024	11,074,620	111	54,446,194	544	1,602,374	16	598,098	959,511	(2,626)	1,555,654	1,891	1,557,545
Amortization of share-based awards	—	—	—	—	—	—	13,342	—	—	13,342	—	13,342
Restricted share activity	—	—	66,648	1	—	—	(5,986)	—	—	(5,985)	—	(5,985)
Issuance of common stock	—	—	292,452	3	—	—	7,024	—	—	7,027	—	7,027
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—		—	(1,346)	(1,346)
Repurchase of stock	(1,424,399)	(14)	(3,186,611)	(32)	—	—	(41,086)	(107,258)	—	(148,390)	—	(148,390)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,223)	(1,223)	—	(1,223)
Net income	—	—	—	—	—	—	—	162,843	—	162,843	1,120	163,963
Balance, September 27, 2025	9,650,221	$97	51,618,683	$516	1,602,374	$16	$571,392	$1,015,096	$(3,849)	$1,583,268	$1,665	$1,584,933
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$163,963	$109,313	$126,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,894	90,807	87,700
Amortization of deferred financing costs	2,695	2,687	2,698
Non-cash lease expense	60,076	56,180	51,868
Stock-based compensation	21,060	20,583	27,990
Gain on sale of business	—	—	(5,845)
Deferred income taxes	(2,101)	(14,482)	(12,253)
Facility closures and business exit costs	9,339	27,842	15,674
Impairment of intangibles	1,018	12,790	—
Other asset impairments	—	7,462	750
Other	2,438	906	(525)
Changes in assets and liabilities (excluding businesses acquired):
Receivables	629	11,857	43,980
Inventories	31,278	84,306	86,980
Prepaid expenses and other assets	(2,740)	11,944	8,813
Accounts payable	20,107	18,373	(19,962)
Accrued expenses	1,348	17,152	6,766
Other long-term obligations	986	(12,631)	9,595
Operating lease liabilities	(62,484)	(50,197)	(48,692)
Net cash provided by operating activities	332,506	394,892	381,634
Cash flows from investing activities:
Additions to property, plant and equipment	(41,418)	(43,135)	(53,966)
Business acquired, net of cash acquired	(3,318)	(60,226)	—
Proceeds from sale of business	—	—	20,000
Payments for investments	—	(1,650)	(500)
Other investing activities	(150)	(175)	(115)
Net cash used in investing activities	(44,886)	(105,186)	(34,581)
Cash flows from financing activities:
Repayments on revolving line of credit	—	—	(48,000)
Borrowings on revolving line of credit	—	—	48,000
Repayments of long-term debt	(231)	(370)	(338)
Proceeds from issuance of common stock, net of offering costs	—	1	—
Repurchase of common stock, including shares surrendered for tax withholding	(155,066)	(24,075)	(37,161)
Payments of contingent consideration	—	(95)	(54)
Distribution to noncontrolling interest	(1,346)	(899)	—
Net cash used in financing activities	(156,643)	(25,438)	(37,553)
Effect of exchange rate changes on cash and equivalents	(947)	1,261	1,189
Net increase in cash, cash equivalents and restricted cash	130,031	265,530	310,689
Cash, cash equivalents and restricted cash at beginning of year	768,403	502,873	192,184
Cash, cash equivalents and restricted cash at end of year	$898,433	$768,403	$502,873
Supplemental information:
Cash paid for interest	$57,698	$57,531	$57,143
Cash paid for income taxes – net of refunds	61,634	53,582	17,910
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	3,146	1,936	2,243
Liability for contingent performance based payments	2,000	(20)	(374)
Shares of common stock repurchased but not settled	—	536	—
Lease liabilities arising from obtaining right-of-use assets	74,007	95,391	42,777
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 27, 2025,
September 28, 2024, and September 30, 2023

1.Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third-party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal years ended September 27, 2025 and September 28, 2024 each included 52 weeks and the fiscal year ended September 30, 2023 included 53 weeks.
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
Revenue Recognition and Nature of Products and Services
The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract, and when control over the finished goods transfers to retail consumers in consignment arrangements. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023 was $12.8 million, $12.8 million and $13.6 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sales Incentives and Other Promotional Programs
The Company routinely offers sales incentives and discounts through various regional and national programs to its customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs have not been material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the consolidated balance sheets as part of accrued expenses, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets on the consolidated balance sheets.
Cost of goods sold consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and outbound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023 was $84.9 million, $87.1 million and $97.1 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $65.9 million, $56.2 million and $43.6 million in fiscal 2025, 2024 and 2023, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $7.7 million for fiscal 2025, $6.8 million for fiscal 2024 and $7.9 million for fiscal 2023. In fiscal 2025, 2024 and 2023, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 240,328, 198,697 and 216,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2025 and 2024, the Company had valuation allowances related to various state and foreign net deferred tax assets of $13.3 million and $9.9 million, respectively.
Cash, cash equivalents and restricted cash – The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows as of September 27, 2025, September 28, 2024 and September 30, 2023, respectively (in thousands).

	September 27, 2025	September 28, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$882,488	$753,550	$488,730
Restricted cash	15,945	14,853	14,143
Total cash, cash equivalents and restricted cash	$898,433	$768,403	$502,873

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
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets, property, plant and equipment and right-of-use assets, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and at least annually for indefinite-lived intangible assets. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group would be compared to the asset group's carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company recognized impairment losses on certain intangible assets of $1.0 million, $12.8 million and $11.5 million in fiscal years 2025, 2024 and 2023, respectively. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns interests ranging from 1% to 50% in fourteen unconsolidated companies. The Company accounts for its interest in these entities in accordance with ASC 321 – Investments – Equity Securities or ASC 323 - Investments Equity Method and Joint Ventures. Equity method losses of $0.1 million in fiscal year 2025, $6.7 million (which includes an investment impairment of $7.5 million) in fiscal year 2024, and $0.2 million in fiscal 2023, are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $30.5 million at September 27, 2025 and $31.5 million at September 28, 2024 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 – Acquisitions, Divestitures and Investments.
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
Insurance – The Company maintains insurance for certain risks, including workers’ compensation, general liability and automobile liability, and is self-insured for employee related health care benefits. The Company’s workers’ compensation, general liability and automobile liability insurance policies include deductibles of $250,000 to $500,000 per occurrence. The Company maintains excess loss insurance that covers any health care claims in excess of $1,000,000 per person per year. The Company establishes reserves for losses based on its claims experience and actuarial estimates of the ultimate loss amount inherent in the claims, including claims incurred but not yet reported. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.
Fair Value of Financial Instruments – At September 27, 2025 and September 28, 2024, the carrying amount of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximates fair value because of the short term nature of these instruments. See Note 2 – Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2025 was $21.1 million ($16.0 million after tax), fiscal 2024 was $20.6 million ($15.7 million after tax), and fiscal 2023 was $28.0 million ($21.3 million after tax). See Note 14 – Stock-Based Compensation for further information.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), other segment expenses included in each reported measure of segment profitability, and disclosure of the title and position of the CODM. During 2025, we adopted the annual disclosure requirements on a retrospective basis. The additional disclosures required are presented in Note 18 - Business Segment Data. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s financial instruments include cash and equivalents, restricted cash and equivalents, accounts receivable and payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of the Company's contingent consideration liabilities from previous business acquisitions are considered "Level 3" measurements because the Company uses various estimates in the valuation models to project timing and amount of future contingent payments. The liability for contingent consideration relates to future performance-based contingent payments. The performance period extends through fiscal 2028. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The balance, if there is an amount, is presented as part of long-term liabilities in the Company's consolidated balance sheets.
The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 27, 2025 and September 28, 2024:

Amount
(in thousands)
Balance September 30, 2023	$115
Changes in the fair value of contingent performance-based payments	(20)
Performance-based payments made	(95)
Balance September 28, 2024	—
Estimated contingent performance-based consideration established at the time of acquisition	2,000
Changes in the fair value of contingent performance-based payments	—
Performance-based payments made	—
Balance September 27, 2025	$2,000
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill, intangible assets and right-of-use assets at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. In fiscal year ended September 27, 2025, impairment charges of approximately $1.0 million in the Company's Pet segment was recorded as part of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year ended September 28, 2024, impairment charges of approximately $12.8 million in the Company's Pet segment was recorded as part of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year ended September 30, 2023, impairment charges of approximately $7.5 million and $3.9 million in the Company's Pet and Garden segments, respectively, were recorded as part of selling, general and administrative expenses in the consolidated statements of operations.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of September 27, 2025 and September 28, 2024 was $374.4 million and $367.2 million compared to a carrying value of $396.7 million and $396.0 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of September 27, 2025 and September 28, 2024 was $473.5 million and $465.2 million compared to a carrying value of $496.0 million and $495.2 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 27, 2025 and September 28, 2024 was $299.4 million and $299.2 million, respectively, compared to a carrying value of $298.9 million and $298.4 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.Acquisitions, Divestitures and Investments
Fiscal 2025
The Company did not make any material acquisitions in fiscal 2025.
Fiscal 2024
On November 3, 2023, the Company acquired TDBBS, LLC (“TDBBS”), a provider of premium natural dog chews and treats for approximately $60 million. The addition of TDBBS expands Central’s portfolio with bully and collagen sticks, bones and jerky, adds scale to its dog and cat business and enhances Central’s eCommerce and direct-to-consumer capabilities. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $45 million, of which $23 million was allocated to identified intangible assets and approximately $5 million was included in goodwill. Financial results of TDBBS have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

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
Divestiture
Sale of Garden Segment Independent Distribution Business
In the fourth quarter of fiscal 2023, the Company sold its independent garden center distribution business for approximately $20 million for inventory and the related customer data. Associated with the sale, the Company closed one facility and part of another facility due to excess space previously dedicated to serving the independent garden channel. As a result of these closures, the Company recorded a gain of $5.8 million which is net of the inventory sold, inventory transport costs and the associated facility closure costs, including severance. The gain was recorded as part of selling, general and administrative expenses.
Investments
During fiscal year 2025, the Company did not record any new investments or impairments. During fiscal 2024, the Company recorded an investment impairment totaling $7.5 million for two related private company investments. During fiscal 2023, the Company converted a SAFE note totaling $0.9 million into shares, acquiring a 6% interest, which is accounted for in accordance with ASC 321.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 54% of the Company’s net sales for fiscal 2025, 54% for fiscal 2024 and 52% for fiscal 2023 were derived from sales to the Company’s top five customers. The Company’s largest customer (which has sales in both Garden and Pet in fiscal 2025), accounted for approximately 17% of the Company’s net sales in fiscal years 2025 and 2024, and 16% in 2023. The Company’s second largest customer (which has sales in Garden in 2025), accounted for approximately 16% of the Company’s net sales in fiscal years 2025, 2024 and 2023. The Company’s third largest customer (which has sales in Pet in 2025), accounted for approximately 9% of the Company’s net sales in fiscal 2025, and 8% in fiscal years 2024 and 2023. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 27, 2025 and September 28, 2024, accounts receivable from the Company’s top five customers comprised approximately 56% and 53%, respectively, of the Company’s total accounts receivable, including 19% and 14%, respectively, from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 6%, 7% and 5% of the Company’s cost of goods sold in fiscal years 2025, 2024 and 2023, respectively, were derived from products purchased from the Company’s five largest suppliers.
5.Allowance for Credit Losses and Customer Allowances
The Company’s trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses, as well as an allowance for contractual customer deductions accounted for as variable consideration as described in Note 1 - Organization and Significant Accounting Policies.
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
The following provides a reconciliation of the activity in the Allowance for Credit Losses and Customer Allowances:

	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Increase/(Decrease) to Contractual Customer Deductions	Balances at End of Period
	(in thousands)
Allowance for estimated credit losses	$10,671	$703	$(2,888)	$—	$8,486
Allowance for contractual customer deductions	15,575	—	—	1,736	17,311
Fiscal Year Ended September 30, 2023	$26,246	$703	$(2,888)	$1,736	$25,797
Allowance for estimated credit losses	8,486	884	(3,003)	—	6,367
Allowance for contractual customer deductions	17,311	—	—	(2,643)	14,668
Fiscal Year Ended September 28, 2024	$25,797	$884	$(3,003)	$(2,643)	$21,035
Allowance for estimated credit losses	6,367	2,154	(510)	—	8,011
Allowance for contractual customer deductions	14,668	—	—	(1,221)	13,447
Fiscal Year Ended September 27, 2025	$21,035	$2,154	$(510)	$(1,221)	$21,458

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Raw materials	$219,890	$256,419
Work in progress	134,084	146,041
Finished goods	347,209	338,762
Supplies	20,923	16,721
Total inventories, net	$722,106	$757,943
7.Property and Equipment, net
Property and equipment, net consists of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Land	$30,628	$29,672
Buildings and improvements	297,246	290,599
Transportation equipment	16,058	15,833
Machine and warehouse equipment	417,549	409,049
Capitalized software	113,424	117,666
Office furniture and equipment	30,625	31,432
Assets under construction	23,591	19,295
	929,121	913,546
Accumulated depreciation and amortization	(565,933)	(534,380)
Total property and equipment, net	$363,188	$379,166
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $84.9 million, $90.8 million and $87.7 million for fiscal 2025, 2024 and 2023, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023:

	Garden Products Segment	Pet Products Segment	Total
	(in thousands)
Balance as of September 24, 2022
Goodwill	$482,952	$473,045	$955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	269,369	277,067	546,436
Additions in fiscal 2023	—	—	—
Balance as of September 30, 2023
Goodwill	482,952	473,045	955,997
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	269,369	277,067	546,436
Additions in fiscal 2024	—	4,925	4,925
Balance as of September 28, 2024
Goodwill	482,952	477,970	960,922
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	269,369	281,992	551,361
Additions in fiscal 2025	—	3,331	3,331
Balance as of September 27, 2025
Goodwill	482,952	481,301	964,253
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$269,369	$285,323	$554,692
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
In connection with the Company's annual goodwill impairment testing performed during fiscal 2025, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment and determined that

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
it was more likely than not the fair values of the Company's reporting units were greater than their carrying amount in fiscal 2025, and accordingly, no further testing of goodwill was required in fiscal 2025.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2024, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting segments under the goodwill impairment test. The Company completed our qualitative assessment of potential goodwill impairment and determined that it was more likely than not the fair values of the Company’s reporting segments were greater than their carrying amount in fiscal 2024, and accordingly, no further testing of goodwill was required in fiscal 2024.
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

9.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 27, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.3)	$—	$2.7
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.3)	(35.0)	234.1
Customer-related intangible assets – amortizable	421.7	(201.3)	(17.5)	202.9
Other acquired intangible assets – amortizable	41.9	(35.8)	(1.3)	4.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.8)	(2.5)	10.7
Total other intangible assets	$763.0	$(260.4)	$(55.0)	$447.6
September 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(22.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(22.8)	(35.0)	234.5
Customer-related intangible assets – amortizable	421.7	(176.4)	(17.5)	227.8
Other acquired intangible assets – amortizable	39.7	(34.3)	(0.3)	5.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(34.3)	(1.5)	11.0
Total other intangible assets	$760.8	$(233.5)	$(54.0)	$473.3
September 30, 2023
Marketing-related intangible assets – amortizable	$22.1	$(21.5)	$—	$0.6
Marketing-related intangible assets – nonamortizable	252.5	—	(29.4)	223.1
Total	274.6	(21.5)	(29.4)	223.7
Customer-related intangible assets – amortizable	416.4	(147.4)	(10.3)	258.8
Other acquired intangible assets – amortizable	39.7	(30.5)	(0.3)	8.9
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	46.8	(30.5)	(1.5)	14.8
Total other intangible assets	$737.8	$(199.4)	$(41.2)	$497.2
Other acquired intangible assets include contract-based and technology-based intangible assets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As part of its acquisition of TDBBS in fiscal 2024, the Company acquired approximately $17.7 million of marketing-related intangible assets and $5.3 million of customer-related intangible assets. See Note 3 – Acquisitions.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. As a result of market changes and declining sales, factors indicating the carrying value of certain amortizable and indefinite-lived intangible assets may not be recoverable were present in fiscal 2025, 2024 and 2023. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded impairment charges of approximately $1.0 million in its Pet segment as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 27, 2025, $12.8 million in its Pet segment as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2024, and $7.5 million and $3.9 million in its Pet and Garden segments, respectively, as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2023.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from five years to 25 years; over weighted-average remaining lives of eight years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $27.0 million, $34.1 million and $34.5 million, for fiscal 2025, 2024 and 2023, respectively, and is classified within selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $24 million per year from fiscal 2026 through fiscal 2028, and $22 million per year from fiscal 2029 through fiscal 2030.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.Leases
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
Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	September 27, 2025	September 28, 2024
		(in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$222.9	$205.1
Current lease liabilities	Current operating lease liabilities	$56.9	$57.3
Non-current lease liabilities	Long-term operating lease liabilities	191.7	173.1
Total operating lease liabilities		$248.6	$230.4
Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.2	$0.3
Current lease liabilities	Current portion of long-term debt	$—	$0.1
Non-current lease liabilities	Long-term debt	0.1	0.2
Total finance lease liabilities		$0.1	$0.3
Components of lease cost were as follows:

	Fiscal Year Ended
	September 27, 2025	September 28, 2024
	(in millions)
Operating lease cost	$69.3	$62.8
Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.2
Interest on lease liabilities	—	—
Total finance lease cost	$0.3	$0.2

Short-term lease cost	$12.9	$13.6
Variable lease cost	$14.9	$10.6

Total lease cost	$97.4	$87.2

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

	Fiscal Year Ended
	September 27, 2025	September 28, 2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58.6	$50.7
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	0.1	0.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$74.0	$95.4
Finance leases	—	—
Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

	September 27, 2025	September 28, 2024

Weighted-average remaining lease term (in years):
Operating leases	5.4	5.3
Finance leases	2.5	2.9

Weighted-average discount rate:
Operating leases	6.01%	5.64%
Finance leases	6.87%	6.80%
Lease liability maturities as of September 27, 2025 are as follows:

	September 27, 2025

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2026	$67.2	$—
2027	56.1	0.1
2028	44.3	—
2029	37.9	—
2030	32.5	—
Thereafter	56.7	—
Total future undiscounted lease payments	$294.7	$0.1
Less imputed interest	(46.1)	—
Total reported lease liability	$248.6	$0.1

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.Long-Term Debt
Long-term debt consists of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000
Unamortized debt issuance costs	(8,458)	(10,345)
Net carrying value	1,191,542	1,189,655
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026	—	—
Other notes payable	161	393
Total	1,191,703	1,190,048
Less current portion	(62)	(239)
Long-term portion	$1,191,641	$1,189,809
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 27, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 27, 2025.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 27, 2025.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility will be used for general corporate purposes. Net availability under the Credit Facility was approximately $472 million as of September 27, 2025. The Credit Facility includes a $50 million sublimit for the issuance of commercial and standby letters of credit and a $75 million sublimit for swing loan borrowings. As of September 27, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $3.0 million outstanding as of September 27, 2025.
Borrowings under the Credit Facility bear interest at a rate based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate, plus, in either case, an applicable margin based on the Company's usage under the Credit Facility. Base Rate is defined as the highest of (a) the Truist Bank prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of September 27, 2025, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% as of September 27, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Credit Facility. Standby letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of standby letters of credit are payable quarterly, and a facing fee of 0.125% is payable quarterly for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. As of September 27, 2025, the interest rate applicable to Base Rate borrowings was 7.3%, and the interest rate applicable to one-month SOFR-based borrowings was 5.2%.
The Company incurred approximately $2.4 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1:1 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of September 27, 2025.
The scheduled principal repayments on long-term debt as of September 27, 2025 are as follows:

	(in thousands)
Fiscal year:
2026	$62
2027	60
2028	37
2029	3
2030	—
Thereafter	1,200,000
Total	$1,200,162	(1)
(1)Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2028 Notes, 2030 Notes and 2031 Notes of approximately $8.5 million as of September 27, 2025, of which, $1.1 million is amortizable until February 2028, $4.0 million is amortizable until October 2030 and $3.4 million is amortizable until April 2031, and are included in the carrying value.

Subsequent to fiscal 2025, the Company amended the Credit Facility as disclosed in Note 19 - Subsequent Events.
12.Commitments and Contingencies
Commitments
Letters of credit – The Company had $3.0 million of outstanding letters of credit related to normal business transactions at September 27, 2025. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $15.9 million and $14.9 million as of September 27, 2025 and September 28, 2024, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
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
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal, and the plaintiff cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial on the "head start" damages issue concluded in early March 2024. On September 30, 2025, the court issued its decision awarding the plaintiff $5.0 million, and judgment was entered on October 17, 2025 in the amount of $7.2 million, including prejudgment interest. The Company intends to appeal the judgment and believes that it will prevail in the appeal and in any further proceedings as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(in thousands)
Current:
Federal	$48,853	$42,400	$41,375
State	6,261	4,107	6,229
Foreign	(226)	1,087	997
Total	54,888	47,594	48,601
Deferred:
Federal	(2,272)	(14,495)	(10,339)
State	101	757	(2,547)
Foreign	70	(744)	633
Total	(2,101)	(14,482)	(12,253)
Total	$52,787	$33,112	$36,348

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.8	1.5
Other permanent differences	(0.1)	(0.1)	(0.2)
Non-Deductible Officers Compensation	0.2	1.4	0.7
Adjustment of prior year accruals	0.3	(0.3)	(0.2)
Credits	(0.4)	(0.7)	(0.7)
Stock based compensation	(0.3)	(1.5)	(0.3)
Other	1.4	0.6	0.6
Effective income tax rate	24.4%	23.2%	22.4%
The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 27, 2025		September 28, 2024
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$5,077	$—	$5,005	$—
Inventory write-downs	20,763	—	23,570	—
Prepaid expenses		2,102		1,928
Nondeductible reserves	9,183	—	10,958	—
State taxes	—	92	—	220
Employee benefits	14,830	—	12,232	—
Depreciation and amortization		179,151		185,560
Equity earnings		722		1,067
State net operating loss carryforward	18,982	—	16,505	—
Stock based compensation	5,698	—	6,939	—
State credits	2,646	—	3,007	—
Other	15,880	—	15,342	—
Valuation allowance	(13,280)	—	(9,900)	—
Total	$79,779	$182,067	$83,658	$188,775
The Company has state net operating loss carryforwards of $82.2 million, which expire at various times between 2025 and 2043, and foreign net operating loss carryforwards of $26 million, which do not expire.
The Company also has state income tax credits of $3 million, which expire at various times beginning in 2026 through 2044. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets for the parent company and foreign subsidiaries. The Company has determined that insufficient future separate-company state and foreign taxable income is expected to be available to realize the deferred tax assets. Therefore, valuation allowances of $13.3 million and $9.9 million (net of federal impact) at September 27, 2025 and September 28, 2024, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The interest and/or penalties related to income tax matters are recognized as a component of pretax income. As of September 27, 2025 and September 28, 2024, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 27, 2025 and September 28, 2024:

(in thousands)
Balance as of September 30, 2023	$391
Increases related to prior year tax positions	1
Increases related to current year tax positions	—
Decreases related to prior year tax positions	(12)
Settlements	(1)
Decreases related to lapse of statute of limitations	(84)
Balance as of September 28, 2024	$295
Increases related to prior year tax positions	208
Increases related to current year tax positions	366
Decreases related to prior year tax positions	—
Settlements	(208)
Decreases related to lapse of statute of limitations	(107)
Balance as of September 27, 2025	$554
As of September 27, 2025, unrecognized income tax benefits totaled approximately $0.6 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2022 forward and in various state taxing authorities generally from fiscal year ended 2021 forward.
The Company believes there is a reasonable chance that its unrecognized tax benefits will decrease by less than $0.1 million within the next twelve months.
14.Stock-Based Compensation
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
As of September 27, 2025, there were approximately 2.0 million shares of Class A Common Stock and no shares of Common Stock and Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 11.0 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards. In fiscal 2025, no shares were granted from the Director Plan and each independent director was granted restricted shares from the 2003 Plan.
The Company recognized stock-based compensation expense of $21.1 million, $20.6 million, and $28 million for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2025, 2024 and 2023 consisted of $0.2 million, $0.7 million, and $3.8 million, respectively, for stock options, and $13.2 million, $13.1 million and $16.3 million, respectively, for stock awards. Share-based compensation expense in fiscal 2025, 2024 and 2023 also includes $7.7 million, $6.8 million and $7.9 million, respectively, for the Company’s 401(k) matching contributions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Awards
During fiscal 2025 and 2024, the Company did not grant any stock options.
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
In fiscal year 2023, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions in fiscal 2023: expected life from the date of grant, 8 years; stock price volatility, 30.6%; risk free interest rates, 3.6%; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 27, 2025:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 28, 2024	828	$28.83	2 years	$3,520
Granted	—	$—
Exercised	(230)	$23.02
Canceled or expired	(37)	$36.03
Outstanding at September 27, 2025	561	$30.74	1 year	$1,104
Exercisable at September 30, 2023	1,613	$24.99	2 years	$11,361
Exercisable at September 28, 2024	758	$28.25	2 years	$3,518
Exercisable at September 27, 2025	556	$30.72	1 year	$1,104
Expected to vest after September 27, 2025	4	$33.85	0.5 years	$—
The prices of options to purchase shares of Class A common stock outstanding at September 27, 2025, September 28, 2024 and September 30, 2023 were $20.63 to $41.10 per share, $20.63 to $41.10 per share and $20.63 to $41.10 per share, respectively. There were no options granted in fiscal years ended September 27, 2025 and September 28, 2024. The weighted average grant date fair value of options granted during the fiscal year ended September 30, 2023 was $12.29. The total intrinsic value of options exercised during the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023 was $2.3 million, $12 million, and $3.9 million, respectively.

Restricted Stock Awards
As of September 27, 2025 and September 28, 2024, there were approximately 1.1 million and 1.4 million shares, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2025 and 2024 generally vest within three to five years from the date of grant.
Restricted stock award activity during the period ended September 27, 2025 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 28, 2024	1,398	$30.68
Granted	351	$33.19
Vested	(511)	$29.20
Forfeited	(134)	$33.07
Nonvested at September 27, 2025	1,104	$31.87
As of September 27, 2025, there was $19.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In fiscal years 2025, 2024 and 2023, the Company granted a combination of performance stock units (PSU’s) and restricted stock awards under its long-term incentive program, which replaced the option or restricted stock awards historically granted annually under the Company’s long-term incentive plan. The impact of granting PSU’s was not material to the Company’s Consolidated Financial Statements.
PSU’s provide the right to receive shares of the Company’s common stock based on the Company’s achievement of certain performance criteria at the end of a four-year measurement period (fiscal 2025-fiscal 2028) and continued employment through the vesting period. The number of shares issued at the end of the performance period may range from 50% to 225% of the original target award amount (100%).
15.Shareholders’ Equity
At September 27, 2025 and September 28, 2024, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 9,650,221 and 11,074,620, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 51,618,682 and 54,446,194, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,602,374 was outstanding at September 27, 2025 and September 28, 2024. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 27, 2025 and September 28, 2024.
In August 2019, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time, which authorization was fully utilized in the third quarter of fiscal 2025. During fiscal 2025, we repurchased approximately 3.2 million shares of our non-voting common stock (CENTA) and approximately 1.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of $148.4 million.
In December 2024, the Company's Board of Directors authorized a $100 million increase in the share repurchase program (the "2024 Repurchase Authorization"). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 27, 2025, the Company had $46.5 million remaining under its 2024 Repurchase Authorization.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.Earnings Per Share
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 27, 2025			Fiscal Year Ended September 28, 2024			Fiscal Year Ended September 30, 2023
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$162,843	63,094	$2.58	$107,983	65,711	$1.64	$125,643	65,493	$1.92
Effect of dilutive securities:
Options to purchase common stock		76	—		228	0.00		369	(0.01)
Restricted shares		477	(0.02)		741	(0.02)		797	(0.03)
Performance stock units		168	(0.01)		180	—		124	—
Diluted EPS:
Net income available to common shareholders	$162,843	63,815	$2.55	$107,983	66,860	$1.62	$125,643	66,783	$1.88
For fiscal 2025, options to purchase 0.3 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
17.Transactions with Related Parties
During fiscal 2025, 2024 and 2023, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $37.0 million, $37.0 million and $31.0 million for fiscal years 2025, 2024 and 2023, respectively. Amounts due to CPI as of September 27, 2025 and September 28, 2024 were $1.7 million and $1.4 million, respectively.
18.Business Segment Data
The Company’s chief operating decision-maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s chief operating decision maker uses operating income or loss to evaluate segment performance and allocate resources, including consideration of plan-to-actual variances and prior year-to-actual variances on a quarterly basis. The Company’s Corporate expenses are included in the following presentation since certain expenses are not allocated separately to the two operating segments. Segment assets exclude short-term investments, goodwill, and deferred taxes.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Pet segment consists of Nylabone Products, IMS Trading, Four Paws Products, TDBBS, Central Specialty Pet (Avian and Small Animal, C&S Products and Aquatics), Segrest, K&H Pet Products, Arden, DMC, Life Sciences, Interpet, General Pet and Pet Distribution. These businesses are engaged in the manufacture, purchase, sale and delivery of internally and externally produced pet supplies, animal health and insect controls, aquariums, books, dog treats and food, as well as live fish and small animals principally to independent pet distributors, big-box retailers, regional retailer chains, eCommerce retailers, grocery stores and mass merchants. The Garden segment consists of Grass Seed, Bird Feed, Chemicals and Fertilizers, Excel Marketing, Gulfstream, Cedarworks, Bell Nursery, Hopewell Nursery, DMO, Green Garden, D&D Commodities and Garden Distribution. Products manufactured, designed and sourced, or distributed include products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include live plants; grass, vegetable, flower and herb seed; wild bird feed, bird houses and other birding accessories; terra-cotta pottery; herbicides, pesticides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, online retailers, grocery stores, nurseries and garden supply retailers. Reportable segments have been identified based on financial data utilized to manage our businesses by management. This is derived primarily from differences in products and services and secondarily by differences in the customer base between the two segments.
The Corporate expenses include costs associated with corporate functions such as: Information Technology, Legal, Mergers & Acquisitions and certain employee benefits.
The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2025	2024	2023
	(in millions)
Other garden products	$808.2	$832.9	$832.2
Other pet products	602.6	635.0	699.4
Other manufacturers' products	664.7	705.6	734.9
Dog & cat products	592.8	600.6	568.6
Wild bird	460.8	426.4	475.0
Total	$3,129.1	$3,200.5	$3,310.1
See Note 4 – Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.
Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the following tables:

	Fiscal Year Ended September 27, 2025
	Pet	Garden	Total
		(in thousands)
Net sales	$1,801,930	$1,327,134	$3,129,064
Cost of goods sold	1,164,117	967,611
Selling, general and administrative expenses	422,125	217,121
Segment operating income	$215,688	$142,402	$358,090
Unallocated corporate expenses			(108,048)
Interest expense			(57,697)
Interest income			24,885
Other expense			(480)
Income before income taxes and noncontrolling interest			$216,750

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended September 28, 2024
	Pet	Garden	Total
		(in thousands)
Net sales	$1,832,744	$1,367,716	$3,200,460
Cost of goods sold	1,203,255	1,053,470
Selling, general and administrative expenses	426,064	232,353
Segment operating income	$203,425	$81,893	$285,318
Unallocated corporate expenses			(99,931)
Interest expense			(57,527)
Interest income			19,655
Other expense			(5,090)
Income before income taxes and noncontrolling interest			$142,425

	Fiscal Year Ended September 30, 2023
	Pet	Garden	Total
		(in thousands)
Net sales	$1,877,177	$1,432,906	$3,310,083
Cost of goods sold	1,280,333	1,082,908
Selling, general and administrative expenses	398,839	226,543
Segment operating income	$198,005	$123,455	$321,460
Unallocated corporate expenses			(110,814)
Interest expense			(57,025)
Interest income			7,362
Other income			1,462
Income before income taxes and noncontrolling interest			$162,445

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
		(in thousands)
Assets:
Pet segment	$941,122	$955,000	$944,359
Garden segment	1,232,088	1,272,033	1,349,426
Total reportable segments	2,173,210	2,227,033	2,293,785
Corporate and unallocated	1,452,433	1,326,406	1,084,863
Total	$3,625,643	$3,553,439	$3,378,648
Depreciation and amortization:
Pet segment	$39,916	$43,642	$41,126
Garden segment	42,301	44,403	43,375
Total reportable segments	82,217	88,045	84,501
Corporate and unallocated	2,677	2,762	3,199
Total	$84,894	$90,807	$87,700
Expenditures for long-lived assets:
Pet segment	$26,189	$27,757	$33,515
Garden segment	14,655	17,307	19,109
Total reportable segments	40,844	45,064	52,624
Corporate and unallocated	762	1,600	1,342
Total	$41,606	$46,664	$53,966

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Subsequent Events
Asset-Based Loan Facility Amendment
On November 7, 2025, the Company entered into a Fourth Amended and Restated Credit Agreement. The Amended Credit Agreement amends and restates the previous credit agreement dated December 16, 2021 and provides for a $600 million principal amount senior secured asset based revolving credit facility, with up to an additional $400 million principal amount available if the Company exercises the uncommitted accordion feature set forth therein subject to additional commitments by Lenders (collectively, the "New Credit Facility"). The Credit Facility matures on November 7, 2030. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Credit Facility is subject to a borrowing base calculated using a formula based upon eligible receivables and inventory, and at the Company’s election, eligible real property, minus certain reserves. The Company did not draw down any commitments under the Credit Facility upon closing. Proceeds of the Credit Facility will be used for general corporate purposes. The Credit Facility includes a $50 million sublimit for the issuance of letters of credit and a $75 million sublimit for short-notice borrowings.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the option of the Company, the Base Rate (defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00%, and (d) 0.00%), plus, in either case, an applicable margin based on the Company’s average availability level under the Credit Facility. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50% and was 1.00% at the time of closing, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0.00% at the time of closing. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized Lenders’ commitments under the Credit Facility, and a letter of credit fee shall be payable quarterly in respect of the average undrawn and unreimbursed amount of letters of credit plus a facing fee to the issuing bank. The Company is also required to pay certain fees to the administrative agent under the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 at the end of each fiscal quarter in which the covenant has been triggered, reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the Company and its subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions.