Form 10-Q
period 2025-12-27
CENTRAL GARDEN & PET CO
filed 2026-02-05
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 28, 2026	9,650,221
Class A Common Stock Outstanding as of January 28, 2026	51,014,844
Class B Stock Outstanding as of January 28, 2026	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 27, 2025, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•economic uncertainty and other adverse macroeconomic conditions, including a potential recession or inflationary pressure;
•impacts of further tariffs or a trade war;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	December 27, 2025	December 28, 2024	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$721,150	$618,020	$882,488
Restricted cash	16,090	14,649	15,945
Accounts receivable (less allowance for credit losses of $8,328, $5,996 and $8,011)	357,803	399,443	325,297
Inventories, net	836,270	815,782	722,106
Prepaid expenses and other	34,381	39,919	30,294
Total current assets	1,965,694	1,887,813	1,976,130
Plant, property and equipment, net	359,004	370,673	363,188
Goodwill	554,692	551,361	554,692
Other intangible assets, net	441,270	465,914	447,643
Operating lease right-of-use assets	204,503	195,775	222,863
Other assets	118,264	64,319	61,127
Total	$3,643,427	$3,535,855	$3,625,643
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$263,587	$221,903	$234,618
Accrued expenses	257,497	262,952	247,213
Current lease liabilities	52,850	58,623	56,865
Current portion of long-term debt	61	173	62
Total current liabilities	573,995	543,651	538,758
Long-term debt	1,192,092	1,190,271	1,191,641
Long-term lease liabilities	181,056	163,271	191,739
Deferred income taxes and other long-term obligations	120,324	118,831	118,572
Equity:
Common stock ($0.01 par value; 9,650,221, 10,718,231, 9,650,221 outstanding at December 27, 2025, December 28, 2024 and September 27, 2025, respectively)	97	107	97
Class A common stock ($0.01 par value: 51,005,497, 53,128,604 and 51,618,682 shares outstanding at December 27, 2025, December 28, 2024 and September 27, 2025, respectively)	510	531	516
Class B stock ($0.01 par value: 1,602,374 shares outstanding at December 27, 2025, December 28, 2024 and September 27, 2025)	16	16	16
Additional paid-in capital	568,702	586,777	571,392
Retained earnings	1,009,448	936,344	1,015,096
Accumulated other comprehensive loss	(3,357)	(4,661)	(3,849)
Total Central Garden & Pet Company shareholders’ equity	1,575,416	1,519,114	1,583,268
Noncontrolling interest	544	717	1,665
Total equity	1,575,960	1,519,831	1,584,933
Total	$3,643,427	$3,535,855	$3,625,643
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net sales	$617,373	$656,436
Cost of goods sold	426,765	460,737
Gross profit	190,608	195,699
Selling, general and administrative expenses	174,075	167,707
Operating income	16,533	27,992
Interest expense	(14,511)	(14,470)
Interest income	6,744	6,740
Other income (expense)	182	(1,717)
Income before income taxes and noncontrolling interest	8,948	18,545
Income tax expense	2,089	4,364
Income including noncontrolling interest	6,859	14,181
Net income attributable to noncontrolling interest	18	172
Net income attributable to Central Garden & Pet Company	$6,841	$14,009
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.11	$0.22
Diluted	$0.11	$0.21
Weighted average shares used in the computation of net income per share:
Basic	61,409	64,552
Diluted	62,064	65,449
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Income including noncontrolling interest	$6,859	$14,181
Other comprehensive income (loss):
Foreign currency translation, net of tax	492	(2,035)
Total comprehensive income	7,351	12,146
Comprehensive income attributable to noncontrolling interest	18	172
Comprehensive income attributable to Central Garden & Pet Company	$7,333	$11,974
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities:
Net income	$6,859	$14,181
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	20,659	21,934
Amortization of deferred financing costs	635	673
Non-cash lease expense	15,223	15,131
Stock-based compensation	4,825	5,510
Deferred income taxes	1,796	1,276
Other operating activities	3,968	(600)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(32,288)	(73,439)
Inventories	(113,016)	(59,356)
Prepaid expenses and other assets	(3,371)	(7,522)
Accounts payable	29,632	10,342
Accrued expenses	10,108	17,450
Other long-term obligations	(61)	(73)
Operating lease liabilities	(15,191)	(14,339)
Net cash used in operating activities	(70,222)	(68,832)
Cash flows from investing activities:
Additions to plant, property and equipment	(10,812)	(6,100)
Payments to acquire companies, net of cash acquired	(57,000)	(3,318)
Net cash used in investing activities	(67,812)	(9,418)
Cash flows from financing activities:
Repayments of long-term debt	(14)	(78)
Repurchase of common stock, including shares surrendered for tax withholding	(20,011)	(54,022)
Distribution to noncontrolling interest	(1,139)	(1,346)
Payment of financing costs	(2,329)	—
Net cash used in financing activities	(23,493)	(55,446)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	334	(2,038)
Net decrease in cash, cash equivalents and restricted cash	(161,193)	(135,734)
Cash, cash equivalents and restricted cash at beginning of period	898,433	768,403
Cash, cash equivalents and restricted cash at end of period	$737,240	$632,669
Supplemental information:
Cash paid for interest	$19,944	$19,903
Lease liabilities arising from obtaining right-of-use assets	$444	$4,789
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 27, 2025
(Unaudited)
1.Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 27, 2025 and December 28, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income for the three months ended December 27, 2025 and December 28, 2024, and the condensed consolidated statements of cash flows for the three months ended December 27, 2025 and December 28, 2024 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 27, 2025 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025, which has previously been filed with the Securities and Exchange Commission. The September 27, 2025 balance sheet presented herein was derived from the audited financial statements.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 27, 2025, December 28, 2024 and September 27, 2025, respectively.

	December 27, 2025	December 28, 2024	September 27, 2025
	(in thousands)
Cash and cash equivalents	$721,150	$618,020	$882,488
Restricted cash	16,090	14,649	15,945
Total cash, cash equivalents and restricted cash	$737,240	$632,669	$898,433

Allowance for Credit Losses
The Company’s trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses. The Company maintains an allowance for credit losses related to its trade accounts receivable associated with future expected credit losses resulting from the inability of its customers to make required payments. The Company estimates the allowance based upon historical bad debts, current customer receivable balances and the customer’s financial condition. The allowance is adjusted to reflect changes in current and forecasted macroeconomic conditions. The Company’s estimate of credit losses includes expected current and future economic and market conditions.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Updates
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), other segment expenses included in each reported measure of segment profitability, and disclosure of the title and position of the CODM. During fiscal 2025, we adopted the annual disclosure requirements on a retrospective basis. The additional disclosures required are presented in Note 11 - Segment Information. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. ASU No. 2023-09 is to be applied prospectively, with the option to apply the standard retrospectively, effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

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
The Company’s financial instruments include cash and equivalents, accounts receivable and payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis consist of contingent consideration within Level 3 of the fair value hierarchy. Such amounts are not material for all periods presented.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 27, 2025 and December 28, 2024, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of December 27, 2025, December 28, 2024 and September 27, 2025 was $377.2 million, $353.8 million and $374.4 million, respectively, compared to a carrying value of $396.8 million, $396.2 million and $396.7 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of December 27, 2025, December 28, 2024 and September 27, 2025 was $479.8 million, $451.2 million and $473.5 million, respectively, compared to a carrying value of $496.2 million, $495.4 million and $496.0 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 27, 2025, December 28, 2024 and September 27, 2025 was $300.2 million, $291.9 million and $299.4 million, respectively, compared to a carrying value of $299.0 million, $298.6 million and $298.9 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.

3.Acquisitions
On December 12, 2025, the Company acquired the U.S. assets of Champion USA LLC, a cattle fly-control company, for approximately $57 million in cash. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible and intangible assets acquired. Approximately $56 million of the purchase price remains unallocated and is included in other assets on the condensed consolidated balance sheet as of December 27, 2025. The acquisition strengthens the Company's position in one of the fastest growing segments in animal health and enhances their ability to deliver effective, high-quality solutions for cattle producers nationwide.

4.Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	December 27, 2025	December 28, 2024	September 27, 2025
	(in thousands)
Raw materials	$239,894	$249,850	$219,890
Work in progress	139,192	145,794	134,084
Finished goods	435,952	403,268	347,209
Supplies	21,232	16,870	20,923
Total inventories, net	$836,270	$815,782	$722,106

5.Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 27, 2025 and December 28, 2024.

6.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 27, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.3)	$—	$2.6
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	$292.3	$(23.3)	$(35.0)	$234.0
Customer-related intangible assets – amortizable	421.7	(207.3)	(17.5)	196.8
Other acquired intangible assets – amortizable	41.9	(36.1)	(1.3)	4.5
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	$49.1	$(36.1)	$(2.5)	$10.4
Total other intangible assets, net	$763.0	$(266.7)	$(55.0)	$441.3

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 28, 2024
Marketing-related intangible assets – amortizable	$26.0	$(23.0)	$—	$3.0
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	$292.3	$(23.0)	$(35.0)	$234.4
Customer-related intangible assets – amortizable	421.7	(182.8)	(17.5)	221.4
Other acquired intangible assets – amortizable	39.7	(35.1)	(0.3)	4.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	$46.8	$(35.1)	$(1.5)	$10.2
Total other intangible assets, net	$760.8	$(240.9)	$(54.0)	$465.9

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 27, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.3)	$—	$2.7
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	$292.3	$(23.3)	$(35.0)	$234.1
Customer-related intangible assets – amortizable	421.7	(201.3)	(17.5)	202.9
Other acquired intangible assets – amortizable	41.9	(35.8)	(1.3)	4.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	$49.1	$(35.8)	$(2.5)	$10.7
Total other intangible assets, net	$763.0	$(260.4)	$(55.0)	$447.6
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three months ended December 27, 2025, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from five years to 25 years, over weighted average remaining lives of eight years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $6.4 million and $7.4 million for the three months ended December 27, 2025 and December 28, 2024, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $24 million per year from fiscal 2026 through fiscal 2028 and $22 million per year from fiscal 2029 through fiscal 2030.

7.Long-Term Debt
Long-term debt consists of the following:

	December 27, 2025	December 28, 2024	September 27, 2025
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(7,994)	(9,873)	(8,458)
Net carrying value	$1,192,006	$1,190,127	$1,191,542
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	147	317	161
Total	$1,192,153	$1,190,444	$1,191,703
Less current portion	(61)	(173)	(62)
Long-term portion	$1,192,092	$1,190,271	$1,191,641
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 27, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 27, 2025.
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
The Company may redeem some or all of the 2028 Notes, at its option, at any time on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require the Company to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 27, 2025.
Asset-Based Loan Facility
On November 7, 2025, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $600 million principal amount senior secured asset-based revolving credit facility, with up to an additional $400 million principal amount available, as defined, if the Company exercises the uncommitted accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on November 7, 2030. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $545 million as of December 27, 2025. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of December 27, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $3.0 million outstanding as of December 27, 2025.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the Company's option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 27, 2025, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% as of December 27, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. As of December 27, 2025, the interest rate applicable to Base Rate borrowings was 6.8%, and the interest rate applicable to one-month SOFR-based borrowings was 4.7%.

The Company incurred approximately $2.3 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs were recorded in Other Assets and are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires the Company to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of the Company's assets and the assets of its subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of December 27, 2025.

8.Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 27, 2025 and December 28, 2024.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 27, 2025	$97	$516	$16	$571,392	$1,015,096	$(3,849)	$1,583,268	$1,665	$1,584,933
Comprehensive income	—	—	—	—	6,841	492	7,333	18	7,351
Amortization of share-based awards	—	—	—	3,026	—	—	3,026	—	3,026
Restricted share activity, including net share settlement	—	—	—	(1,411)	—	—	(1,411)	—	(1,411)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,696	—	—	1,697	—	1,697
Repurchase of stock	—	(7)	—	(6,001)	(12,489)	—	(18,497)	—	(18,497)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,139)	(1,139)
Balance December 27, 2025	$97	$510	$16	$568,702	$1,009,448	$(3,357)	$1,575,416	$544	$1,575,960

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2024	$111	$544	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
Comprehensive income (loss)	—	—	—	—	14,009	(2,035)	11,974	172	12,146
Amortization of share-based awards	—	—	—	3,648	—	—	3,648	—	3,648
Restricted share activity, including net share settlement	—	(1)	—	(1,810)	—	—	(1,811)	—	(1,811)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,789	—	—	1,790	—	1,790
Repurchase of stock	(4)	(13)	—	(14,948)	(37,176)	—	(52,141)	—	(52,141)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Balance December 28, 2024	$107	$531	$16	$586,777	$936,344	$(4,661)	$1,519,114	$717	$1,519,831

9.Stock-Based Compensation
The Company recognized share-based compensation expense of $4.8 million and $5.5 million for the three months ended December 27, 2025 and December 28, 2024, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 27, 2025 and December 28, 2024 was $1.1 million and $1.3 million, respectively.

10.Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended
	December 27, 2025
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$6,841	61,409	$0.11
Effect of dilutive securities:
Options to purchase common stock	—	29	—
Restricted shares	—	432	—
Performance stock units	—	194	—
Diluted EPS:
Net income available to common shareholders	$6,841	62,064	$0.11

	Three Months Ended
	December 28, 2024
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$14,009	64,552	$0.22
Effect of dilutive securities:
Options to purchase common stock	—	110	—
Restricted shares	—	633	(0.01)
Performance stock units	—	154	—
Diluted EPS:
Net income available to common shareholders	$14,009	65,449	$0.21
Options to purchase 0.5 million shares of Class A common stock at prices ranging from $22.14 to $37.22 per share were outstanding at December 27, 2025, and options to purchase 0.8 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at December 28, 2024.
For the three months ended December 27, 2025, approximately 0.4 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.
For the three months ended December 28, 2024, approximately 0.3 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.

11.Segment Information
Management has determined that the Company has two operating segments, which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet segment and the Garden segment. Substantially all of the Company's assets and operations relate to its business in the United States. Financial information relating to the Company's business segments is presented in the tables below.

	Three Months Ended December 27, 2025
	Pet	Garden	Total
	(in thousands)
Net sales	$415,812	$201,561	$617,373
Cost of goods sold	268,355	158,410
Selling, general and administrative expenses	97,657	52,830
Segment operating income (loss)	$49,800	$(9,679)	$40,121
Unallocated corporate items			(23,588)
Interest expense			(14,511)
Interest income			6,744
Other income, net			182
Income before income taxes and noncontrolling interest			$8,948

	Three Months Ended December 28, 2024
	Pet	Garden	Total
	(in thousands)
Net sales	$427,462	$228,974	$656,436
Cost of goods sold	278,895	181,842
Selling, general and administrative expenses	97,310	44,709
Segment operating income	$51,257	$2,423	$53,680
Unallocated corporate items			(25,688)
Interest expense			(14,470)
Interest income			6,740
Other expense, net			(1,717)
Income before income taxes and noncontrolling interest			$18,545

	Three Months Ended
	December 27, 2025	December 28, 2024
	(in thousands)
Depreciation and amortization:
Pet segment	$10,137	$10,080
Garden segment	10,274	11,131
Total reportable segments	$20,411	$21,211
Corporate	248	723
Total depreciation and amortization	$20,659	$21,934

	December 27, 2025	December 28, 2024	September 27, 2025
	(in thousands)
Assets:
Pet segment	$964,146	$970,020	$941,122
Garden segment	1,312,710	1,370,229	1,232,088
Total reportable segments	$2,276,856	$2,340,249	$2,173,210
Corporate	1,366,571	1,195,606	1,452,433
Total assets	$3,643,427	$3,535,855	$3,625,643
Goodwill (included in corporate assets above):
Pet segment	$285,323	$281,992	$285,323
Garden segment	269,369	269,369	269,369
Total goodwill	$554,692	$551,361	$554,692

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended December 27, 2025
	Pet	Garden	Total
	(in millions)
Other pet products	$117.8	$—	$117.8
Dog and cat products	157.0	—	157.0
Other manufacturers' products	102.5	35.6	138.1
Wild bird products	38.5	56.1	94.6
Other garden supplies	—	109.9	109.9
Total	$415.8	$201.6	$617.4

	Three Months Ended December 28, 2024
	Pet	Garden	Total
	(in millions)
Other pet products	$124.9	$—	$124.9
Dog and cat products	160.7	—	160.7
Other manufacturers' products	105.0	42.2	147.2
Wild bird products	36.9	53.5	90.4
Other garden supplies	—	133.2	133.2
Total	$427.5	$228.9	$656.4

12.Contingencies
The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes could have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-

appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the head start damages issue concluded in early March 2024. On September 30, 2025, the court issued its decision awarding the plaintiff $5.0 million, and judgment was entered on October 17, 2025 in the amount of $7.2 million, including prejudgment interest. The Company has appealed the judgment and believes that it will prevail in the appeal and in any further proceedings as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
Central Garden & Pet Company (“Central”) is a leading consumer goods company in the U.S. pet and garden industries. For more than 40 years, we have delivered innovative, trusted solutions that help lawns grow greener, gardens bloom bigger, pets live healthier, and communities grow stronger. We operate through two reportable segments: Pet and Garden.
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
In fiscal 2025, our consolidated net sales were $3.1 billion, of which our Pet segment, or Pet, accounted for approximately $1.8 billion and our Garden segment, or Garden, accounted for approximately $1.3 billion. In fiscal 2025, our operating income was $250 million consisting of income from our Pet segment of $216 million, income from our Garden segment of $142 million and corporate expenses of $108 million.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this quarterly report.
Recent Developments
Fiscal 2026 First Quarter Financial Performance:
•Net sales decreased $39.0 million, or 6.0%, from the prior year quarter to $617 million, with Pet net sales decreasing 2.7% and Garden net sales decreasing 12.0%.
•Gross profit decreased $5.1 million from the prior year quarter, while gross margin increased 110 basis points to 30.9%.
•Selling, general and administrative expense increased $6.4 million from the prior year quarter to $174.1 million and increased as a percentage of net sales to 28.2%.
•Operating income declined $11.5 million from the prior year quarter to $16.5 million in the first quarter of fiscal 2026. On a non-GAAP basis, operating income decreased $3.7 million from the prior year quarter.
•Net income in the first quarter of fiscal 2026 was $6.8 million, or $0.11 per diluted share, compared to $14.0 million, or $0.21 per diluted share, in the first quarter of fiscal 2025. On a non-GAAP basis, net income was $12.8 million, or $0.21 per diluted share, in the first quarter of fiscal 2026 compared to $14.0 million, or $0.21 per diluted share, in the first quarter of fiscal 2025.

Acquisitions
In December 2025, we acquired the U.S. assets of Champion USA LLC, for approximately $57 million. The addition of Champion, which serves the livestock industry with EPA-approved feed-through fly control solutions, strengthens our position in one of the fastest growing segments in animal health and enhances our ability to deliver effective, high-quality solutions for cattle producers nationwide.
Facility Closures
In the first quarter of fiscal 2026, we incurred approximately $7.7 million in charges as part of our Cost and Simplicity program, reflecting our ongoing network optimization initiative to achieve a simpler, more efficient manufacturing and logistics network. In our Garden segment, we incurred approximately $7.2 million in additional charges, primarily lease and severance costs, related to facility closures in fiscals 2023 through 2025. In our Pet segment, we incurred approximately $0.5 million in charges related to the closure of a sales and logistics facility in the first quarter of fiscal 2026.
Results of Operations
Three Months Ended December 27, 2025
Compared with Three Months Ended December 28, 2024
Net Sales
Net sales for the three months ended December 27, 2025, decreased $39.0 million, or 6.0%, to $617.4 million from $656.4 million for the three months ended December 28, 2024. Net sales decreased in both segments and was volume-based. The decrease was due primarily to the timing of shipments, with certain volumes shifting into our second fiscal quarter, compared with the prior year quarter where certain volumes shifted into the first quarter from the second quarter, and the impact of portfolio optimization actions. Our branded product sales decreased $29.9 million, and sales of other manufacturers’ products decreased $9.1 million.
Pet net sales decreased $11.7 million, or 2.7%, to $415.8 million for the three months ended December 27, 2025, from $427.5 million for the three months ended December 28, 2024. The decline in net sales was primarily related to portfolio optimization actions, including the closure of our operations in the United Kingdom in fiscal 2025, and the timing of shipments, mainly impacting our outdoor cushion and pet bed business. This decline was partially offset by increased sales in our rawhide, professional and equine businesses. Pet branded product sales decreased $9.2 million, and sales of other manufacturers' products decreased $2.5 million.
Garden net sales decreased $27.3 million, or 12.0%, to $201.6 million for the three months ended December 27, 2025, from $229.0 million for the three months ended December 28, 2024. The decline in Garden net sales was due primarily to the adverse impact of the timing of shipments, affecting the sales of both our controls and grass seed businesses, the loss of distribution of two product lines, and our planned exit of lower-margin categories in our live plant business. The declines were partially offset by increased sales in our wild bird feed business. Garden branded product sales decreased $20.7 million, and sales of other manufacturers' products decreased $6.6 million.
Gross Profit
Gross profit for the three months ended December 27, 2025 decreased $5.1 million, or 2.6%, to $190.6 million from $195.7 million for the three months ended December 28, 2024. Gross margin increased 110 basis points to 30.9% for the three months ended December 27, 2025 from 29.8% for the three months ended December 28, 2024. The decrease in gross profit was due to the $39.1 million decrease in net sales. The increase in gross margin was driven primarily by productivity gains resulting from our Cost and Simplicity agenda and, secondarily, to a mix shift in sales. Reduced sales from lower margin products due to portfolio optimization actions in both Pet and Garden were replaced by increased sales of higher margin product lines, particularly within Pet.
Gross margin increased while gross profit decreased in both segments. Pet and Garden had similar gross margin increases and both benefited from productivity and efficiency gains although the mix change in net sales was concentrated within Pet.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.4 million, or 3.8%, to $174.1 million for the three months ended December 27, 2025. As a percentage of net sales, selling, general and administrative expenses increased to 28.2% for the three months ended December 27, 2025, compared to 25.5% in the comparable prior year quarter due primarily to $8.3 million in facility closure costs. On a non-GAAP basis, selling, general and administrative expenses decreased $2.0 million to $165.7 million for the three months ended December 27, 2025, and was 26.8% of net sales.
Selling and delivery expense increased $1.1 million to $73.8 million for the three months ended December 27, 2025 as compared to $72.7 million in the prior year quarter. The increased expense was in the Garden segment due primarily to incremental wild bird marketing expenses.
Warehouse and administrative expense increased $5.2 million, to $100.2 million for the three months ended December 27, 2025 from $95.0 million for the three months ended December 28, 2024. The increase in warehouse and administrative expense was primarily in Garden and due to $7.8 million in facility closure costs, partially offset by a decrease in corporate expense. On a non-GAAP basis, warehouse and administrative expense decreased $3.1 million for the quarter ended December 27, 2025, as compared to the prior-year quarter. Corporate expense decreased $2.1 million due primarily to lower third-party provider expense and lower variable compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $11.5 million, or 40.9%, to $16.5 million for the three months ended December 27, 2025 from $28.0 million for the three months ended December 28, 2024. Our operating margin decreased from 4.3% in the prior year quarter to 2.7% in the current year quarter. The decrease in operating income was due to a $39.1 million decrease in net sales and a $6.4 million increase in selling, general and administrative expense partially offset by a 110 basis point increase in gross margin. On a non-GAAP basis, operating income decreased $3.7 million to $24.3 million and operating margin was 3.9%.
Pet operating income decreased $1.5 million, or 2.8%, to $49.8 million for the three months ended December 27, 2025 from $51.3 million for the three months ended December 28, 2024. Pet operating income decreased due to a $11.7 million decline in net sales and a $0.3 million increase in selling, general and administrative expense partially offset by a 70 basis point improvement in gross margin.
Garden operating income decreased $12.1 million to a loss of $9.7 million for the three months ended December 27, 2025 from income of $2.4 million for the three months ended December 28, 2024. Garden operating income decreased due to a decline in net sales of $27.4 million and a $8.1 million increase in selling, general and administrative expense partially offset by an 80 basis point increase in gross margin. On a non-GAAP basis, the garden operating loss was $2.4 million for the three months ended December 27, 2025, after adjusting for the impact of the facility closure charges incurred in the quarter.
Corporate operating expense decreased $2.1 million, or 8.2%, to $23.6 million for the three months ended December 27, 2025 from $25.7 million for the three months ended December 28, 2024, due primarily to lower third-party provider expense and lower variable compensation expense.
Net Interest Expense
Net interest expense for the three months ended December 27, 2025 was $7.8 million, fairly consistent with $7.7 million for the three months ended December 28, 2024. Debt outstanding on December 27, 2025 was $1,192.2 million compared to $1,190.4 million at December 28, 2024.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income increased $1.9 million to $0.2 million for the three months ended December 27, 2025 as compared to an expense of $1.7 million in the prior quarter. The increase in other income (expense) was due primarily to foreign currency gains in the current year quarter as compared to foreign currency losses in the prior year quarter.
Income Taxes
Our effective income tax rate was 23.3% for the quarter ended December 27, 2025 relatively consistent with 23.5% for the quarter ended December 28, 2024.
Net Income and Earnings Per Share
Net income in the first quarter of fiscal 2026 was $6.8 million, or $0.11 per diluted share, compared to $14.0 million, or $0.21 per diluted share, in the first quarter of fiscal 2025. On a non-GAAP basis, net income in the first quarter of fiscal 2026 was $12.8 million, or $0.21 per diluted share, compared to $14.0 million, or $0.21 per diluted share, in the first quarter of fiscal 2025.

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

Non-GAAP financial measures reflect adjustments based on the following items:
•Facility closures and business exit: we have excluded charges related to the closure of distribution and manufacturing facilities and our decisions to exit businesses as they represent infrequent transactions that impact the comparability between operating periods. We believe these exclusions supplement the GAAP information with a measure that may be useful to investors in assessing the sustainability of our operating performance.
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
1.During the first quarter of fiscal 2026, we recognized incremental expense of $7.7 million in the consolidated statement of operations, $7.2 million in our Garden segment related to the closure of three distribution centers in fiscal 2025 and 2024, and an incremental $0.5 million in our Pet segment related to the closure of a sales and logistics facility in Pennsylvania.

Net Income and Diluted Net Income Per Share
GAAP to Non-GAAP Reconciliation		Three Months Ended
		December 27, 2025	December 28, 2024
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$6,841	$14,009
Facility closures	(1)	7,746	—
Tax effect of adjustments		(1,808)	—
Non-GAAP net income attributable to Central Garden & Pet Company		$12,779	$14,009
GAAP diluted net income per share		$0.11	$0.21
Non-GAAP diluted net income per share		$0.21	$0.21
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		62,064	65,449

Operating Income
GAAP to Non-GAAP Reconciliation	Three Months Ended December 27, 2025
	GAAP	Non-GAAP adjustments(1)	Non-GAAP
	(in thousands)
Net sales	$617,373	$—	$617,373
Cost of goods sold	426,765	(601)	427,366
Gross profit	$190,608	$601	$190,007
Selling, general and administrative expenses	174,075	8,347	165,728
Income from operations	$16,533	$(7,746)	$24,279

Gross margin	30.9%		30.8%
Operating margin	2.7%		3.9%

Pet Segment Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended
		December 27, 2025	December 28, 2024
		(in thousands)
GAAP operating income		$49,800	$51,257
Facility closures	(1)	506	—
Non-GAAP operating income		$50,306	$51,257

GAAP operating margin		12.0%	12.0%
Non-GAAP operating margin		12.1%	12.0%

Garden Segment Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended
		December 27, 2025	December 28, 2024
		(in thousands)
GAAP operating (loss) income		$(9,679)	$2,423
Facility closures	(1)	7,240	—
Non-GAAP operating (loss) income		$(2,439)	$2,423

GAAP operating margin		(4.8)%	1.1%
Non-GAAP operating margin		(1.2)%	1.1%

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Three Months Ended December 27, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$6,841
Interest expense, net		—	—	—	7,767
Other income		—	—	—	(182)
Income tax expense		—	—	—	2,089
Net income attributable to noncontrolling interest		—	—	—	18
Income (loss) from operations		49,800	(9,679)	(23,588)	$16,533
Depreciation & amortization		10,137	10,274	248	20,659
Noncash stock-based compensation		—	—	4,825	4,825
Facility closures	(1)	506	7,240	—	7,746
Adjusted EBITDA		$60,443	$7,835	$(18,515)	$49,763

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation	Three Months Ended December 28, 2024
	Pet	Garden	Corporate	Total
	(in thousands)
Net income attributable to Central Garden & Pet Company	$—	$—	$—	$14,009
Interest expense, net	—	—	—	7,730
Other expense	—	—	—	1,717
Income tax expense	—	—	—	4,364
Net income attributable to noncontrolling interest	—	—	—	172
Income (loss) from operations	51,257	2,423	(25,688)	$27,992
Depreciation & amortization	10,080	11,131	723	21,934
Noncash stock-based compensation	—	—	5,510	5,510
Adjusted EBITDA	$61,337	$13,554	$(19,455)	$55,436

Inflation
Our revenues and margins are dependent on various economic factors, including fluctuating rates of inflation on various input costs (e.g., commodities and energy), interest rates, tariffs, currencies and consumer attitudes toward discretionary spending. Inflation moderated in fiscal 2024 and into the first half of fiscal 2025 before increasing in the second half of fiscal 2025 and first quarter of fiscal 2026 due primarily to the increasing impact of tariffs. We have benefited from lower cost inventory and significant productivity gains resulting in improved margins. However, the continued imposition of tariffs and a global trade war could result in higher inflation as the year progresses.
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
Operating Activities
Net cash used by operating activities increased by $1.4 million, from $68.8 million for the three months ended December 28, 2024, to $70.2 million for the three months ended December 27, 2025. The minor increase in cash used by operating activities was due primarily to changes in our working capital accounts for the three-month period ended December 27, 2025, primarily an increase in inventory, partially offset by a decrease in accounts receivable and the net of changes in other working capital accounts.
Investing Activities
Net cash used in investing activities increased $58.4 million, from $9.4 million for the three months ended December 28, 2024 to $67.8 million during the three months ended December 27, 2025. The increase in cash used in investing activities was due primarily to more significant acquisition activity in the current year as compared to the prior year.
Financing Activities
Net cash used in financing activities decreased $32 million, from $55.4 million for the three months ended December 28, 2024, to $23.5 million for the three months ended December 27, 2025. The decrease in cash used in financing activities during the current year was due primarily to decreased open market purchases of our common stock as compared to the prior year. During the three months ended December 27, 2025, we repurchased approximately 0.7 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $18.5 million, or approximately $28.01 per share. During the three months ended December 28, 2024, we repurchased approximately 1.3 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $39.9 million and 0.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $12.3 million.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $600 million Credit Facility. Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturities of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $50 million in fiscal 2026, of which we have invested approximately $11 million through December 27, 2025.
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
Total Debt
At December 27, 2025, our total debt outstanding was $1,192.2 million, as compared with $1,190.4 million at December 28, 2024.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 27, 2025.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 27, 2025.
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
We may redeem some or all of the 2028 Notes at our option, on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 27, 2025.

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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $545 million as of December 27, 2025. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of December 27, 2025, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $3.0 million outstanding as of December 27, 2025.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the Company's option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 27, 2025, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% as of December 27, 2025. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. We are also required to pay certain fees to the administrative agent under the Credit Facility. As of December 27, 2025, the interest rate applicable to Base Rate borrowings was 6.8%, and the interest rate applicable to one-month SOFR-based borrowings was 4.7%.
We incurred approximately $2.3 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires us to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of our assets and the assets of our subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of December 27, 2025.
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

Summarized Statements of Operations	Three Months Ended		Fiscal Year Ended
	December 27, 2025		September 27, 2025
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$162,800	$456,650	$770,812	$2,348,267
Gross profit	$38,145	$152,319	$181,997	$808,803
Income (loss) from operations	$(6,710)	$24,420	$(5,724)	$267,249
Equity in earnings of Guarantor subsidiaries	$23,902	$—	$223,637	$—
Net income (loss)	$(15,363)	$23,902	$(45,373)	$223,637

Summarized Balance Sheet Information	As of		As of
	December 27, 2025		September 27, 2025
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$955,849	$987,382	$1,065,394	$881,526
Intercompany receivable from Non-guarantor subsidiaries	66,884	—	71,716	—
Other assets	4,195,816	3,582,865	4,066,291	3,580,246
Total assets	$5,218,549	$4,570,247	$5,203,401	$4,461,772

Current liabilities	$168,380	$390,249	$165,447	$362,348
Intercompany payable from Non-guarantor subsidiaries	—	1,005	—	1,250
Long-term debt	1,192,005	87	1,191,541	100
Other liabilities	2,254,524	212,005	2,235,827	217,213
Total liabilities	$3,614,909	$603,346	$3,592,815	$580,911

New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 27, 2025.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2026. There were no changes in our internal control over financial reporting during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markell, (“Nite Glow”) filed suit in the U.S. District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company filed its notice of appeal and the plaintiffs cross-appealed. On July 14, 2021, the Federal Circuit Court of Appeals issued its decision on the appeal. The Federal Circuit concluded that the Company did not infringe plaintiff's patent and determined that the breach of contract claim raised no non-duplicative damages and should be dismissed. The court affirmed the jury's liability verdict on the misappropriation of confidential information claim but ordered a new trial on damages on that single claim limited to the "head start" benefit, if any, generated by the confidential information. The retrial of the head start damages issue concluded in early March 2024. On September 30, 2025, the court issued its decision awarding the plaintiff $5.0 million, and judgment was entered on October 17, 2025 in the amount of $7.2 million, including prejudgment interest. The Company has appealed the judgment and believes that it will prevail in the appeal and in any further proceedings as to the head start damages issue. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
From time to time, we are involved in certain legal proceedings in the ordinary course of business. Except as discussed above, we are not currently a party to any other legal proceedings that management believes would have a material effect on our financial position or results of operations.
Item 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 27, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 27, 2025 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 28, 2025 - November 1, 2025	370,891	(1) (3)	$27.77	367,158	$36,282,000
November 2, 2025 - November 29, 2025	289,748	(1)	28.33	289,748	28,075,000
November 30, 2025 - December 27, 2025	46,915	(1) (3)	29.88	3,396	27,976,000
Total	707,554		$28.14	660,302	$27,976,000	(4)
(1)In December 2024, our Board of Directors authorized a $100 million increase in our share repurchase program (the "2024 Repurchase Authorization”). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 27, 2025, we had $28.0 million of authorization remaining under our 2024 Repurchase Authorization.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. There were 25,934 shares remaining under our Equity Dilution Authorization as of December 27, 2025.
(3)Shares purchased during the period indicated include withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.
(4)During the period, we repurchased 660,302 CENTA shares under the 2024 Repurchase Authorization.

Item 3.    Defaults Upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
During the quarter ended December 27, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
On February 3, 2026, we filed a Certificate of Elimination with the Delaware Secretary of State to eliminate the Certificates of Designation of Series A and Series B preferred stock, none of which was outstanding.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed

3.1	Certificate of Elimination relating to Certificates of Designations for Series A and Series B preferred stock					X

10.1	Fourth Amended and Restated Credit Agreement dated as of November 7, 2025, by and among the Company, certain domestic and Canadian subsidiaries party thereto, the Lenders, and the Administrative Agent	8-K	001-33268	10.1	11/12/2025

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 5, 2026

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Executive Officer
(Principal Executive Officer)

/s/ BRADLEY G. SMITH
Bradley G. Smith
Chief Financial Officer
(Principal Financial Officer)