Form 10-Q
period 2026-03-28
CENTRAL GARDEN & PET CO
filed 2026-05-07
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 29, 2026	9,650,221
Class A Common Stock Outstanding as of April 29, 2026	51,318,184
Class B Stock Outstanding as of April 29, 2026	1,602,374

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in this Form 10-Q, including the risk factors described in the section entitled "Part II - Item 1A - Risk factors" and the Form 10-K for the fiscal year ended September 27, 2025, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•economic uncertainty and other adverse macroeconomic conditions, including a potential recession or inflationary pressure;
•impacts of further tariffs or a trade war and our ability to receive tariff refunds;
•risks associated with international sourcing;
•fluctuations in energy prices, fuel and related petrochemical costs;

•the impact of the new pet distribution partnership on our financial results and ability to distribute and promote our pet branded products;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 28, 2026	March 29, 2025	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$653,242	$516,675	$882,488
Restricted cash	16,167	14,662	15,945
Accounts receivable (less allowance for credit losses of $7,969, $9,342 and $8,011)	603,152	578,880	325,297
Inventories, net	782,330	824,281	722,106
Prepaid expenses and other	32,832	40,755	30,294
Total current assets	2,087,723	1,975,253	1,976,130
Plant, property and equipment, net	354,393	368,468	363,188
Goodwill	554,692	554,692	554,692
Other intangible assets, net	434,953	461,657	447,643
Operating lease right-of-use assets	198,742	208,863	222,863
Other assets	115,025	60,684	61,127
Total	$3,745,528	$3,629,617	$3,625,643
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$276,402	$263,712	$234,618
Accrued expenses	277,154	275,374	247,213
Current lease liabilities	51,551	58,443	56,865
Current portion of long-term debt	55	122	62
Total current liabilities	605,162	597,651	538,758
Long-term debt	1,192,545	1,190,724	1,191,641
Long-term lease liabilities	174,320	175,581	191,739
Deferred income taxes and other long-term obligations	121,160	122,257	118,572
Equity:
Common stock ($0.01 par value; 9,650,221, 10,218,481 and 9,650,221 shares outstanding at March 28, 2026, March 29, 2025 and September 27, 2025, respectively)	97	102	97
Class A common stock ($0.01 par value: 51,236,225, 52,615,383 and 51,618,682 shares outstanding at March 28, 2026, March 29, 2025 and September 27, 2025, respectively)	512	526	516
Class B stock ($0.01 par value: 1,602,374 shares outstanding at March 28, 2026, March 29, 2025 and September 27, 2025)	16	16	16
Additional paid-in capital	567,887	575,769	571,392
Retained earnings	1,086,450	969,715	1,015,096
Accumulated other comprehensive loss	(3,716)	(4,615)	(3,849)
Total Central Garden & Pet Company shareholders’ equity	1,651,246	1,541,513	1,583,268
Noncontrolling interest	1,095	1,891	1,665
Total equity	1,652,341	1,543,404	1,584,933
Total	$3,745,528	$3,629,617	$3,625,643
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$906,152	$833,537	$1,523,525	$1,489,973
Cost of goods sold	606,588	560,454	1,033,353	1,021,191
Gross profit	299,564	273,083	490,172	468,782
Selling, general and administrative expenses	185,628	179,759	359,703	347,466
Operating income	113,936	93,324	130,469	121,316
Interest expense	(14,068)	(14,510)	(28,579)	(28,980)
Interest income	4,984	5,152	11,728	11,892
Other income (expense)	(351)	744	(169)	(973)
Income before income taxes and noncontrolling interest	104,501	84,710	113,449	103,255
Income tax expense	24,529	19,903	26,618	24,267
Income including noncontrolling interest	79,972	64,807	86,831	78,988
Net income attributable to noncontrolling interest	551	1,174	569	1,346
Net income attributable to Central Garden & Pet Company	$79,421	$63,633	$86,262	$77,642
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.29	$0.99	$1.41	$1.21
Diluted	$1.28	$0.98	$1.39	$1.19
Weighted average shares used in the computation of net income per share:
Basic	61,379	64,140	61,391	64,346
Diluted	61,869	64,879	61,937	65,171
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Income including noncontrolling interest	$79,972	$64,807	$86,831	$78,988
Other comprehensive income (loss):
Foreign currency translation, net of tax	(359)	46	132	(1,989)
Total comprehensive income	79,613	64,853	86,963	76,999
Comprehensive income attributable to noncontrolling interest	551	1,174	569	1,346
Comprehensive income attributable to Central Garden & Pet Company	$79,062	$63,679	$86,394	$75,653
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$86,831	$78,988
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41,344	42,580
Amortization of deferred financing costs	1,257	1,347
Non-cash lease expense	29,680	29,987
Stock-based compensation	9,454	9,528
Deferred income taxes	3,001	2,525
Other operating activities	2,652	(1,056)
Changes in assets and liabilities (excluding businesses acquired):
Accounts receivable	(278,079)	(252,375)
Inventories	(59,260)	(67,654)
Prepaid expenses and other assets	721	(11,542)
Accounts payable	42,722	50,504
Accrued expenses	29,724	28,416
Other long-term obligations	(419)	2,100
Operating lease liabilities	(29,489)	(29,043)
Net cash used in operating activities	(119,861)	(115,695)
Cash flows from investing activities:
Additions to property, plant and equipment	(21,265)	(16,760)
Payments to acquire companies, net of cash acquired	(57,000)	(3,318)
Other investing activities	(50)	(125)
Net cash used in investing activities	(78,315)	(20,203)
Cash flows from financing activities:
Repayments of long-term debt	(39)	(145)
Repurchase of common stock, including shares surrendered for tax withholding	(27,871)	(98,233)
Distribution to noncontrolling interest	(1,139)	(1,346)
Payment of financing costs	(2,329)	—
Net cash used in financing activities	(31,378)	(99,724)
Effect of exchange rate changes on cash and equivalents	530	(1,444)
Net decrease in cash, cash equivalents and restricted cash	(229,024)	(237,066)
Cash, cash equivalents and restricted cash at beginning of year	898,433	768,403
Cash, cash equivalents and restricted cash at end of year	$669,409	$531,337
Supplemental information:
Cash paid for interest	$28,604	$28,976
Cash paid for income taxes – net of refunds	$2,874	$13,368
Lease liabilities arising from obtaining right-of-use assets	$6,536	$30,776
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 28, 2026
(Unaudited)
1.Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 28, 2026 and March 29, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income for the three and six months ended March 28, 2026 and March 29, 2025, and the condensed consolidated statements of cash flows for the six months ended March 28, 2026 and March 29, 2025 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
For the Company’s foreign businesses in Canada, the Canadian dollar is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of its foreign subsidiaries to be permanently reinvested. Transaction gains and losses are included in results of operations.
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 28, 2026 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025, which has previously been filed with the Securities and Exchange Commission. The September 27, 2025 balance sheet presented herein was derived from the audited financial statements.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 28, 2026, March 29, 2025 and September 27, 2025, respectively.

	March 28, 2026	March 29, 2025	September 27, 2025
	(in thousands)
Cash and cash equivalents	$653,242	$516,675	$882,488
Restricted cash	16,167	14,662	15,945
Total cash, cash equivalents and restricted cash	$669,409	$531,337	$898,433

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 28, 2026 and March 29, 2025, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of March 28, 2026, March 29, 2025 and September 27, 2025 was $369.4 million, $359.8 million and $374.4 million, respectively, compared to a carrying value of $397.0 million, $396.3 million and $396.7 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of March 28, 2026, March 29, 2025 and September 27, 2025 was $466.6 million, $457.2 million and $473.5 million, respectively, compared to a carrying value of $496.4 million, $495.6 million and $496.0 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 28, 2026, March 29, 2025 and September 27, 2025 was $297.3 million, $296.6 million and $299.4 million, respectively, compared to a carrying value of $299.2 million, $298.7 million and $298.9 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.

3.Acquisitions
On December 12, 2025, the Company acquired the U.S. assets of Champion USA LLC, a cattle fly-control company, for approximately $57 million in cash. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible and intangible assets acquired. Approximately $56 million of the purchase price remains unallocated and is included in other assets on the condensed consolidated balance sheet as of March 28, 2026.

4.Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	March 28, 2026	March 29, 2025	September 27, 2025
	(in thousands)
Raw materials	$215,719	$237,133	$219,890
Work in progress	145,846	146,926	134,084
Finished goods	402,688	423,357	347,209
Supplies	18,077	16,865	20,923
Total inventories, net	$782,330	$824,281	$722,106

5.Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the six months ended March 28, 2026 and March 29, 2025.

6.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 28, 2026
Marketing-related intangible assets – amortizable	$26.0	$(23.4)	$—	$2.5
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.4)	(35.0)	233.9
Customer-related intangible assets – amortizable	421.7	(213.4)	(17.5)	190.8
Other acquired intangible assets – amortizable	41.9	(36.2)	(1.3)	4.4
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(36.2)	(2.5)	10.3
Total other intangible assets, net	$763.0	$(273.0)	$(55.0)	$435.0

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 29, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.1)	$—	$2.9
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.1)	(35.0)	234.3
Customer-related intangible assets – amortizable	421.7	(188.9)	(17.5)	215.2
Other acquired intangible assets – amortizable	41.9	(35.4)	(0.3)	6.3
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.4)	(1.5)	12.2
Total other intangible assets, net	$763.0	$(247.4)	$(54.0)	$461.7

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 27, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.3)	$—	$2.7
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.3)	(35.0)	234.1
Customer-related intangible assets – amortizable	421.7	(201.3)	(17.5)	202.9
Other acquired intangible assets – amortizable	41.9	(35.8)	(1.3)	4.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.8)	(2.5)	10.7
Total other intangible assets, net	$763.0	$(260.4)	$(55.0)	$447.6
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the six months ended March 28, 2026, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from five years to 25 years, over weighted average remaining lives of eight years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $6.3 million and $6.6 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $12.7 million and $14.0 million for the six months ended March 28, 2026 and March 29, 2025, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $24 million per year from fiscal 2026 through fiscal 2028 and $22 million per year from fiscal 2029 through fiscal 2030.

7.Long-Term Debt
Long-term debt consists of the following:

	March 28, 2026	March 29, 2025	September 27, 2025
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(7,524)	(9,402)	(8,458)
Net carrying value	1,192,476	1,190,598	1,191,542
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	124	248	161
Total	1,192,600	1,190,846	1,191,703
Less current portion	(55)	(122)	(62)
Long-term portion	$1,192,545	$1,190,724	$1,191,641
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 28, 2026.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 28, 2026.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 28, 2026.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $600 million as of March 28, 2026. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of March 28, 2026, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $2.9 million outstanding as of March 28, 2026.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the Company's option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 28, 2026, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% as of March 28, 2026. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. As of March 28, 2026, the interest rate applicable to Base Rate borrowings was 6.8%, and the interest rate applicable to one-month SOFR-based borrowings was 4.7%.

The Company incurred approximately $2.3 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs were recorded in Other Assets and are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires the Company to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of the Company's assets and the assets of its subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of March 28, 2026.

8.Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 28, 2026 and March 29, 2025.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 27, 2025	$97	$516	$16	$571,392	$1,015,096	$(3,849)	$1,583,268	$1,665	$1,584,933
Comprehensive income	—	—	—	—	6,841	492	7,333	18	7,351
Amortization of share-based awards	—	—	—	3,026	—	—	3,026	—	3,026
Restricted share activity, including net share settlement	—	—	—	(1,411)	—	—	(1,411)	—	(1,411)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,696	—	—	1,697	—	1,697
Repurchase of stock	—	(7)	—	(6,001)	(12,489)	—	(18,497)	—	(18,497)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,139)	(1,139)
Balance December 27, 2025	$97	$510	$16	$568,702	$1,009,448	$(3,357)	$1,575,416	$544	$1,575,960
Comprehensive income (loss)	—	—	—	—	79,421	(359)	79,062	551	79,613
Amortization of share-based awards	—	—	—	2,643	—	—	2,643	—	2,643
Restricted share activity, including net share settlement	—	2	—	(4,164)	—	—	(4,162)	—	(4,162)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,708	—	—	1,709	—	1,709
Repurchase of stock	—	(1)	—	(1,002)	(2,419)	—	(3,422)	—	(3,422)
Balance March 28, 2026	$97	$512	$16	$567,887	$1,086,450	$(3,716)	$1,651,246	$1,095	$1,652,341

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2024	$111	$544	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
Comprehensive income (loss)	—	—	—	—	14,009	(2,035)	11,974	172	12,146
Amortization of share-based awards	—	—	—	3,648	—	—	3,648	—	3,648
Restricted share activity, including net share settlement	—	(1)	—	(1,810)	—	—	(1,811)	—	(1,811)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,789	—	—	1,790	—	1,790
Repurchase of stock	(4)	(13)	—	(14,948)	(37,176)	—	(52,141)	—	(52,141)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Balance December 28, 2024	$107	$531	$16	$586,777	$936,344	$(4,661)	$1,519,114	$717	$1,519,831
Comprehensive income	—	—	—	—	63,633	46	63,679	1,174	64,853
Amortization of share-based awards	—	—	—	2,387	—	—	2,387	—	2,387
Restricted share activity, including net share settlement	—	1	—	(3,574)	—	—	(3,573)	—	(3,573)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,175	—	—	1,176	—	1,176
Repurchase of stock	(5)	(7)	—	(10,996)	(30,262)	—	(41,270)	—	(41,270)
Balance March 29, 2025	$102	$526	$16	$575,769	$969,715	$(4,615)	$1,541,513	$1,891	$1,543,404

9.Stock-Based Compensation
The Company recognized share-based compensation expense of $9.5 million for each of the six months ended March 28, 2026 and March 29, 2025, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for each of the six months ended March 28, 2026 and March 29, 2025 was $2.3 million.

10.Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended			Six Months Ended
	March 28, 2026			March 28, 2026
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$79,421	61,379	$1.29	$86,262	61,391	$1.41
Effect of dilutive securities:
Options to purchase common stock	—	13	—	—	22	—
Restricted shares	—	331	(0.01)	—	378	(0.02)
Performance stock units	—	146	—	—	146	—
Diluted EPS:
Net income available to common shareholders	$79,421	61,869	$1.28	$86,262	61,937	$1.39

	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$63,633	64,140	$0.99	$77,642	64,346	$1.21
Effect of dilutive securities:
Options to purchase common stock	—	78	—	—	94	—
Restricted shares	—	466	(0.01)	—	560	(0.02)
Performance stock units	—	195	—	—	171	—
Diluted EPS:
Net income available to common shareholders	$63,633	64,879	$0.98	$77,642	65,171	$1.19
Options to purchase 0.5 million shares of Class A common stock at prices ranging from $22.64 to $37.22 per share were outstanding at March 28, 2026, and options to purchase 0.6 million shares of Class A common stock at prices ranging from $20.63 to $41.10 per share were outstanding at March 29, 2025.
For the three months ended March 28, 2026 and March 29, 2025, approximately 0.4 million and 0.3 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.
For the six months ended March 28, 2026 and March 29, 2025, approximately 0.5 million and 0.3 million options outstanding, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.

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

	Three Months Ended			Six Months Ended
	March 28, 2026			March 28, 2026
	Pet	Garden	Total	Pet	Garden	Total
	(in thousands)
Net sales	$476,842	$429,310	$906,152	$892,654	$630,871	$1,523,525
Cost of goods sold	296,931	309,657		565,286	468,067
Selling, general and administrative expenses	102,089	53,685		199,746	106,515
Segment operating income (loss)	$77,822	$65,968	$143,790	$127,622	$56,289	$183,911
Unallocated corporate items			(29,854)			(53,442)
Interest expense			(14,068)			(28,579)
Interest income			4,984			11,728
Other expense			(351)			(169)
Income before income taxes and noncontrolling interest			$104,501			$113,449

	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
	Pet	Garden	Total	Pet	Garden	Total
	(in thousands)
Net sales	$453,710	$379,827	$833,537	$881,172	$608,801	$1,489,973
Cost of goods sold	290,674	269,780		569,569	451,622
Selling, general and administrative expenses	102,422	51,316		199,732	96,025
Segment operating income	$60,614	$58,731	$119,345	$111,871	$61,154	$173,025
Unallocated corporate items			(26,021)			(51,709)
Interest expense			(14,510)			(28,980)
Interest income			5,152			11,892
Other income (expense)			744			(973)
Income before income taxes and noncontrolling interest			$84,710			$103,255

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(in thousands)
Depreciation and amortization:
Pet segment	$10,462	$9,498	$20,599	$19,578
Garden segment	9,991	10,443	20,265	21,574
Total reportable segments	20,453	19,941	40,864	41,152
Corporate	231	705	480	1,428
Total depreciation and amortization	$20,684	$20,646	$41,344	$42,580

	March 28, 2026	March 29, 2025	September 27, 2025
	(in thousands)
Assets:
Pet segment	$992,989	$1,025,398	$941,122
Garden segment	1,463,289	1,516,181	1,232,088
Total reportable segments	2,456,278	2,541,579	2,173,210
Corporate	1,289,250	1,088,038	1,452,433
Total assets	$3,745,528	$3,629,617	$3,625,643
Goodwill (included in corporate assets above):
Pet segment	$285,323	$285,323	$285,323
Garden segment	269,369	269,369	269,369
Total goodwill	$554,692	$554,692	$554,692

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended			Six Months Ended
	March 28, 2026			March 28, 2026
	Pet	Garden	Total	Pet	Garden	Total
	(in millions)
Other pet products	$164.0	$—	$164.0	$282.7	$—	$282.7
Dog and cat products	157.4	—	157.4	314.4	—	314.4
Other manufacturers' products	104.4	64.1	168.5	206.8	99.7	306.5
Wild bird products	51.0	84.3	135.3	88.7	140.5	229.2
Other garden supplies	—	280.9	280.9	—	390.7	390.7
Total	$476.8	$429.3	$906.1	$892.6	$630.9	$1,523.5

	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
	Pet	Garden	Total	Pet	Garden	Total
	(in millions)
Other pet products	$152.9	$—	$152.9	$277.8	$—	$277.8
Dog and cat products	137.4	—	137.4	298.1	—	298.1
Other manufacturers' products	110.3	60.9	171.2	215.3	103.2	318.5
Wild bird products	53.1	81.7	134.8	90	135.3	225.3
Other garden supplies	—	237.2	237.2	—	370.3	370.3
Total	$453.7	$379.8	$833.5	$881.2	$608.8	$1,490.0

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

13.Subsequent Events
On April 13, 2026, the Company entered into a strategic partnership with Phillips Pet Food & Supplies, a leading national distributor of pet products, to form a new pet distribution business.
Under the terms of the agreement, Central contributed its pet distribution business to the newly formed entity and received cash proceeds and a 20% ownership stake in the entity. Phillips and its existing investors will hold the remaining 80%, with the new business operating as an independent entity focused on scaling a differentiated, high-performance nationwide distribution platform. The new business will operate under the Phillips brand.

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

Recent Developments
Fiscal 2026 Second Quarter Financial Performance:
•Net sales increased $73 million, or 9%, from the prior year quarter to $906 million, with Pet net sales increasing 5% and Garden net sales increasing 13%.
•Gross profit increased $26 million from the prior year quarter, while gross margin increased 30 basis points to 33.1%.
•Selling, general and administrative expense increased $6 million from the prior year quarter to $186 million and decreased as a percentage of net sales to 20.5%.
•Operating income increased $21 million from the prior year quarter to $114 million in the second quarter of fiscal 2026.
•Net income in the second quarter of fiscal 2026 was $79 million, or $1.28 per diluted share, compared to $64 million, or $0.98 per diluted share, or $68 million, or $1.04 per diluted share on a non-GAAP basis.
Pet Distribution Divestiture
On April 13, 2026, we entered into a strategic partnership with Phillips Pet Food & Supplies, a leading national distributor of pet products, to form a new pet distribution business.
Under the terms of the agreement, we contributed our pet distribution business into the newly formed entity and received cash proceeds and a 20% ownership stake in the entity. Phillips and its existing investors will hold the remaining 80%, with the new business operating as an independent entity focused on scaling a differentiated, high-performance nationwide distribution platform. The new business will operate under the Phillips brand.
The combination of the pet industry distribution businesses will allow for a more efficient distribution network with increased scale and a focused management team. At the same time, we will benefit from a more focused portfolio and reduced operational complexity.
Results of Operations
Three Months Ended March 28, 2026
Compared with Three Months Ended March 29, 2025
Net Sales
Net sales for the three months ended March 28, 2026, increased $72.6 million, or 8.7%, to $906.1 million from $833.5 million for the three months ended March 29, 2025. Net sales increased in both segments and was primarily volume-based. The increase was due primarily to the timing of shipments, with certain volumes shifting into our second fiscal quarter, from the first quarter, and the benefit of new listings and products. Our branded product sales increased $75.4 million, and sales of other manufacturers’ products decreased $2.8 million.
Pet net sales increased $23.1 million, or 5.1%, to $476.8 million for the three months ended March 28, 2026, from $453.7 million for the three months ended March 29, 2025. The increase in Pet net sales was due primarily to increased sales in our Dog & Cat business, primarily treats & toys, and increased sales in our outdoor cushion business due to the timing of shipments, with certain volumes shifting into the second quarter from the first quarter. Pet branded product sales increased $29.1 million, and sales of other manufacturers' products decreased $6.0 million.
Garden net sales increased $49.5 million, or 13.0%, to $429.3 million for the three months ended March 28, 2026, from $379.8 million for the three months ended March 29, 2025. The increase in Garden net sales was due primarily to increased sales in our controls and grass seed businesses, both benefitting from a favorable timing of shipments that shifted from the first quarter into the second quarter, and to new private label business and new listings. These increases were partially offset by lower sales in our packet seed and live plants businesses. Garden branded product sales increased $46.3 million, and sales of other manufacturers' products increased $3.2 million.
Gross Profit
Gross profit for the three months ended March 28, 2026 increased $26.5 million, or 9.7%, to $299.6 million from $273.1 million for the three months ended March 29, 2025. Gross margin increased 30 basis points to 33.1% for the three months ended March 28, 2026 from 32.8% for the three months ended March 29, 2025. The increase in gross profit was driven by the increase in sales. The increase in gross margin was impacted by facility closure costs incurred in the prior year quarter. Excluding the impact of charges for facility closures in the second quarter of fiscal 2025, gross margin decreased 20 basis points from 33.3% for the three months ended March 29, 2025 to 33.1% for the three months ended March 28, 2026.
In Pet, both gross profit and gross margin improved, favorably impacted by the increase in net sales, an improved product mix and productivity improvements. In Garden, gross profit increased due the increase in net sales while gross margin declined due primarily to higher manufacturing costs and a mix shift to private label sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.9 million, or 3.3%, to $185.6 million for the three months ended March 28, 2026. As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% for the three months ended March 28, 2026, compared to 21.6% in the comparable prior year quarter. Selling, general and administrative expenses increased in both corporate and Garden, while Pet was relatively flat as compared to the prior year quarter.
Selling and delivery expense increased $5.5 million to $87.2 million for the three months ended March 28, 2026 as compared to $81.7 million in the prior year quarter. The increased expense in both Pet and Garden was due primarily to incremental marketing expenses.
Warehouse and administrative expense increased $0.3 million, to $98.4 million for the three months ended March 28, 2026 from $98.1 million for the three months ended March 29, 2025. Increased corporate expense was partially offset by a decrease in Pet warehouse and administrative expense. Corporate expenses increased $3.8 million due primarily to higher third-party provider expense, driven by M&A activity expenditures. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $20.6 million, or 22.1%, to $113.9 million for the three months ended March 28, 2026 from $93.3 million for the three months ended March 29, 2025. Our operating margin improved from 11.2% in the prior year quarter to 12.6% in the current year quarter. The increase in operating income was due to a $72.6 million increase in net sales and a 30 basis point increase in gross margin, partially offset by a $5.9 million increase in selling, general and administrative expense.
Pet operating income increased $17.2 million, or 28.4%, to $77.8 million for the three months ended March 28, 2026 from $60.6 million for the three months ended March 29, 2025. Pet operating income increased due to a $23.1 million increase in net sales, an improved gross margin and relatively flat selling, general and administrative expenses.
Garden operating income increased $7.2 million to $66.0 million for the three months ended March 28, 2026 from $58.7 million for the three months ended March 29, 2025. Garden operating income increased due to an increase in net sales of $49.5 million partially offset by a lower gross margin and higher selling, general and administrative expense.
Corporate operating expense increased $3.8 million, or 14.7%, to $29.9 million for the three months ended March 28, 2026, due primarily to higher third party provider expenditures.
Net Interest Expense
Net interest expense decreased $0.3 million, or 2.9%, from $9.4 million for the quarter ended March 29, 2025, to $9.1 million for the quarter ended March 28, 2026. The decrease was due to lower interest expense partially offset by a minor decrease in interest income. Debt outstanding on March 28, 2026 and March 29, 2025 was $1.2 billion.
Other Income (Expense)
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) decreased $1.1 million to an expense of $0.4 million for the quarter ended March 28, 2026 as compared to income of $0.7 million in the prior quarter. The decrease in other income (expense) was due primarily to foreign currency losses in the current year quarter as compared to foreign currency gains in the prior year quarter.
Income Taxes
Our effective income tax rate was 23.5% for each of the quarters ended March 28, 2026, and March 29, 2025.
Net Income and Earnings Per Share
Net income in the second quarter of fiscal 2026 was $79.4 million, or $1.28 per diluted share, compared to $63.6 million, or $0.98 per diluted share, in the second quarter of fiscal 2025. On a non-GAAP basis, which excludes the impact of charges related to facility closures, net income in the second quarter of fiscal 2026 was $79.6 million, or $1.29 per diluted share, compared to $67.7 million, or $1.04 per diluted share, in the second quarter of fiscal 2025.

Six Months Ended March 28, 2026
Compared with Six Months Ended March 29, 2025
Net Sales
Net sales for the six months ended March 28, 2026 increased $33.5 million, or 2.3%, to $1,523.5 million from $1,490.0 million for the six months ended March 29, 2025. Our branded product sales increased $45.5 million, and sales of other manufacturers’ products decreased $12.0 million.
Pet net sales increased $11.4 million, or 1.3%, to $892.6 million for the six months ended March 28, 2026. The increase in Pet net sales was due primarily to higher sales in our Dog & Cat and Animal Health businesses, partially offset by lower sales of other manufacturers products and the sales in the prior year period from our operations in the United Kingdom that we closed in fiscal 2025. Pet branded sales increased $19.9 million, and sales of other manufacturers' products decreased $8.5 million.
Garden net sales increased $22.1 million, or 3.6%, to $630.9 million for the six months ended March 28, 2026. The increase in Garden net sales was due primarily to increased sales in our controls and grass seed businesses benefitting from new private label business and new listings. These increases were partially offset by lower sales in our live plants and packet seed businesses. Garden branded sales increased $25.6 million, and sales of other manufacturers’ products decreased $3.5 million.
Gross Profit
Gross profit for the six months ended March 28, 2026, increased $21.4 million, or 4.6%, to $490.2 million from $468.8 million for the six months ended March 29, 2025. Gross margin improved 70 basis points to 32.2% for the six months ended March 28, 2026, from 31.5% for the six months ended March 29, 2025.
Both the Pet and Garden segments contributed to the improved gross profit, with Pet being the larger contributor. Gross margin increased in Pet while the Garden gross margin was relatively flat as compared to the prior year six month period. The increase in the Pet gross margin was driven primarily by productivity gains resulting from our Cost and Simplicity agenda and a mix shift in sales.
On a non-GAAP basis, which excludes the impact of charges for facility closures in the six months ended March 28, 2026 and March 29, 2025, gross profit increased $16.5 million and gross margin improved 30 basis points. The increase in gross margin was due primarily to the pet gross margin increase noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $12.2 million, or 3.5%, to $359.7 million for the six months ended March 28, 2026 from $347.5 million for the six months ended March 29, 2025. The increase in selling, general and administrative expenses was due to higher expenses in both Garden and corporate. As a percentage of net sales, selling, general and administrative expenses increased to 23.6% for the six months ended March 28, 2026 from 23.3% for the prior year period.
Selling and delivery expense increased $6.7 million, or 4.3%, to $161.1 million for the six months ended March 28, 2026 from $154.4 million for the six months ended March 29, 2025. The increase in selling and delivery expense was due to higher marketing and advertising spend in both Pet and Garden.
Warehouse and administrative expense increased $5.5 million, or 2.8%, to $198.6 million for the six months ended March 28, 2026 from $193.1 million for the six months ended March 29, 2025. Increased expense in both Garden and corporate was partially offset by a decrease in Pet. The increase in Garden was due primarily to $7.8 million in facility closure costs incurred in the first quarter of fiscal 2026, while the decrease in Pet was due primarily to the benefits obtained from prior year facility closures. Corporate expenses increased $1.7 million due primarily to higher third-party provider expense driven by M&A activity expenditures. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $9.2 million, or 7.5%, to $130.5 million for the six months ended March 28, 2026 from $121.3 million for the six months ended March 29, 2025. Our operating margin increased to 8.6% for the six months ended March 28, 2026 from 8.1% for the six months ended March 29, 2025. Operating income increased due to a $33.5 million increase in net sales and a 70 basis point improvement in gross margin, partially offset by a $12.2 million increase in selling, general and administrative expense.
Pet operating income increased $15.8 million, or 14.1%, to $127.6 million for the six months ended March 28, 2026 from $111.9 million for the six months ended March 29, 2025. Pet operating income increased due to higher net sales and an improved gross margin.
Garden operating income decreased $4.9 million to $56.3 million for the six months ended March 28, 2026 from $61.2 million for the six months ended March 29, 2025. Garden operating income decreased due to increased selling, general and administrative expenses partially offset by increased net sales and a relatively flat gross margin as compared to the prior year six-month period. On a non-GAAP basis, which excludes the facility charges incurred in the first quarter of fiscal 2026, Garden operating income increased $2.4 million.
Corporate operating expense increased $1.7 million to $53.4 million in the current six months ended from $51.7 million in the comparable fiscal 2025 period due primarily to higher third-party provider expense driven by M&A activity expenditures.
Net Interest Expense
Net interest expense for the six months ended March 28, 2026 decreased $0.2 million, or 1.4%, to $16.9 million from $17.1 million for the six months ended March 29, 2025. The decrease in net interest expense was due to lower interest expense partially offset by a minor decrease in interest income. Debt outstanding on March 28, 2026 and March 29, 2025 was $1.2 billion.
Other Income (Expense)
Other income (expense) improved $0.8 million to an expense of $0.2 million for the six-month period ended March 28, 2026 as compared to an expense of $1.0 million in the prior six-month period. The decrease in other expense was due primarily to lower foreign currency losses in the current six-month period as compared to the prior year six-month period.
Income Taxes
Our effective income tax rate was 23.5% for both six-month periods ended March 28, 2026 compared to 23.5% and March 29, 2025.
Net Income and Earnings Per Share
Our net income for the six months ended March 28, 2026 was $86.3 million, or $1.39 per diluted share, compared to $77.6 million, or $1.19 per diluted share, for the six months ended March 29, 2025.
On a non-GAAP basis, net income for the six-month period ended March 28, 2026 was $92.4 million or $1.49 per diluted share, compared to $81.7 million, or $1.25 per diluted share, for the six-month period ended March 29, 2025.
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
1.During the first quarter of fiscal 2026, we recognized incremental expense of $7.7 million in the consolidated statement of operations, of which $7.2 million in our Garden segment related to the closure of three distribution centers in fiscal 2025 and 2024. During the first and second quarters of fiscal 2026, we recognized incremental expense of $0.5 million and $0.2 million, respectively, in our Pet segment related to the closure of a sales and logistics facility in Pennsylvania.
2.During the second quarter of fiscal 2025, we recognized incremental expense of $5.3 million in the consolidated statement of operations, related to the decision to wind-down our operations in the U.K. and the related facility there as we move to a direct-export model.

Net Income and Diluted Net Income Per Share
GAAP to Non-GAAP Reconciliation		Three Months Ended		Six Months Ended
		March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$79,421	$63,633	$86,262	$77,642
Facility closures	(1) (2)	227	5,339	7,972	5,339
Tax effect of adjustments		(53)	(1,255)	(1,870)	(1,255)
Non-GAAP net income attributable to Central Garden & Pet Company		$79,595	$67,717	$92,364	$81,726
GAAP diluted net income per share		$1.28	$0.98	$1.39	$1.19
Non-GAAP diluted net income per share		$1.29	$1.04	$1.49	$1.25
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		61,869	64,879	61,937	65,171

Operating Income
GAAP to Non-GAAP Reconciliation	Three Months Ended March 28, 2026			Six Months Ended March 28, 2026
	GAAP	Non-GAAP adjustments(1)	Non-GAAP	GAAP	Non-GAAP adjustments(1)	Non-GAAP
	(in thousands)
Net sales	$906,152	$—	$906,152	$1,523,525	$—	$1,523,525
Cost of goods sold	606,588	85	606,503	1,033,353	(517)	1,033,870
Gross profit	$299,564	$(85)	$299,649	$490,172	$517	$489,655
Selling, general and administrative expenses	185,628	142	185,486	359,703	8,489	351,214
Income from operations	$113,936	$(227)	$114,163	$130,469	$(7,972)	$138,441

Gross margin	33.1%		33.1%	32.2%		32.1%
Operating margin	12.6%		12.6%	8.6%		9.1%

Operating Income
GAAP to Non-GAAP Reconciliation	Three Months Ended March 29, 2025			Six Months Ended March 29, 2025
	GAAP	Non-GAAP adjustments(2)	Non-GAAP	GAAP	Non-GAAP adjustments(2)	Non-GAAP
	(in thousands)
Net sales	$833,537	$—	$833,537	$1,489,973	$—	$1,489,973
Cost of goods sold	560,454	4,413	556,041	1,021,191	4,413	1,016,778
Gross profit	$273,083	$(4,413)	$277,496	$468,782	$(4,413)	$473,195
Selling, general and administrative expenses	179,759	926	178,833	347,466	926	346,540
Income from operations	$93,324	$(5,339)	$98,663	$121,316	$(5,339)	$126,655

Gross margin	32.8%		33.3%	31.5%		31.8%
Operating margin	11.2%		11.8%	8.1%		8.5%

Pet Segment Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended		Six Months Ended
		March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
		(in thousands)
GAAP operating income		$77,822	$60,614	$127,622	$111,871
Facility closures	(1) (2)	227	5,339	732	5,339
Non-GAAP operating income		$78,049	$65,953	$128,354	$117,210

GAAP operating margin		16.3%	13.4%	14.3%	12.7%
Non-GAAP operating margin		16.4%	14.5%	14.4%	13.3%

Garden Segment Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended		Six Months Ended
		March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
		(in thousands)
GAAP operating income		$65,968	$58,731	$56,289	$61,154
Facility closures	(1)	—	—	7,240	—
Non-GAAP operating income		$65,968	$58,731	$63,529	$61,154

GAAP operating margin		15.4%	15.5%	8.9%	10.0%
Non-GAAP operating margin		15.4%	15.5%	10.1%	10.0%

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Three Months Ended March 28, 2026
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$79,421
Interest expense, net		—	—	—	9,084
Other expense		—	—	—	351
Income tax expense		—	—	—	24,529
Net income attributable to noncontrolling interest		—	—	—	551
Income (loss) from operations		77,822	65,968	(29,854)	$113,936
Depreciation & amortization		10,462	9,991	231	20,684
Noncash stock-based compensation		—	—	4,629	4,629
Facility closures	(1)	227	—	—	227
Adjusted EBITDA		$88,511	$75,959	$(24,994)	$139,476

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Three Months Ended March 29, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$63,633
Interest expense, net		—	—	—	9,358
Other income		—	—	—	(744)
Income tax expense		—	—	—	19,903
Net income attributable to noncontrolling interest		—	—	—	1,174
Income (loss) from operations		60,614	58,731	(26,021)	$93,324
Depreciation & amortization		9,498	10,443	705	20,646
Noncash stock-based compensation		—	—	4,018	4,018
Facility closures & business exit	(2)	5,339	—	—	5,339
Adjusted EBITDA		$75,451	$69,174	$(21,298)	$123,327

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Six Months Ended March 28, 2026
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$86,262
Interest expense, net		—	—	—	16,851
Other expense		—	—	—	169
Income tax expense		—	—	—	26,618
Net income attributable to noncontrolling interest		—	—	—	569
Income (loss) from operations		127,622	56,289	(53,442)	$130,469
Depreciation & amortization		20,599	20,265	480	41,344
Noncash stock-based compensation		—	—	9,454	9,454
Facility closures	(1)	732	7,240	—	7,972
Adjusted EBITDA		$148,953	$83,794	$(43,508)	$189,239

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Six Months Ended March 29, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$77,642
Interest expense, net		—	—	—	17,088
Other expense		—	—	—	973
Income tax expense		—	—	—	24,267
Net income attributable to noncontrolling interest		—	—	—	1,346
Income (loss) from operations		111,871	61,154	(51,709)	$121,316
Depreciation & amortization		19,578	21,574	1,428	42,580
Noncash stock-based compensation		—	—	9,528	9,528
Facility closures and business exit	(2)	5,339	—	—	5,339
Adjusted EBITDA		$136,788	$82,728	$(40,753)	$178,763

Inflation
Our revenues and margins are dependent on various economic factors, including fluctuating rates of inflation on various input costs (e.g., commodities and energy), interest rates, tariffs, currencies and consumer attitudes toward discretionary spending. Inflation moderated in fiscal 2024 and into the first half of fiscal 2025 before increasing in the second half of fiscal 2025 and first half of fiscal 2026 due primarily to the increasing impact of tariffs. We have benefited from lower cost inventory and significant productivity gains resulting in improved margins. However, the continued imposition of tariffs and a global trade war could result in higher inflation as the year progresses.
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
Operating Activities
Net cash used by operating activities increased by $4.2 million, from $115.7 million for the six months ended March 29, 2025, to $119.9 million for the six months ended March 28, 2026. The increase in cash used by operating activities was due primarily to changes in our working capital accounts for the six-month period ended March 28, 2026, primarily an increase in accounts receivable, partially offset by a decrease in prepaid expenses and other assets and the net of changes in other working capital accounts.

Investing Activities
Net cash used in investing activities increased $58.1 million, from $20.2 million for the six months ended March 29, 2025 to $78.3 million during the six months ended March 28, 2026. The increase in cash used in investing activities was due primarily to more significant acquisition activity in the current year as compared to the prior year.
Financing Activities
Net cash used in financing activities decreased $68.3 million, from $99.7 million for the six months ended March 29, 2025, to $31.4 million for the six months ended March 28, 2026. The decrease in cash used in financing activities during the current year was due primarily to decreased open market purchases of our common stock as compared to the prior year. During the six months ended March 28, 2026, we repurchased approximately 0.8 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $21.9 million, or approximately $28.45 per share. During the six months ended March 29, 2025, we repurchased approximately 2.1 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $63.2 million, or approximately $30.75 per share, and approximately 0.9 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $30.2 million, or approximately $35.28 per share. .
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $50 million in fiscal 2026, of which we have invested approximately $21 million through March 28, 2026.
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
Total Debt
At March 28, 2026, our total debt outstanding was $1,192.6 million, as compared with $1,190.8 million at March 29, 2025.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 28, 2026.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 28, 2026.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 28, 2026.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $600 million as of March 28, 2026. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of March 28, 2026, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $2.9 million outstanding as of March 28, 2026.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the Company's option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 28, 2026, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% as of March 28, 2026. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. We are also required to pay certain fees to the administrative agent under the Credit Facility. As of March 28, 2026, the interest rate applicable to Base Rate borrowings was 6.8%, and the interest rate applicable to one-month SOFR-based borrowings was 4.7%.
We incurred approximately $2.3 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.

The Credit Facility contains customary covenants, including a financial covenant which requires us to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of our assets and the assets of our subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of March 28, 2026.
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

Summarized Statements of Operations	Six Months Ended		Fiscal Year Ended
	March 28, 2026		September 27, 2025
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$392,246	$1,133,897	$770,812	$2,348,267
Gross profit	$98,775	$387,024	$181,997	$808,803
Income (loss) from operations	$6,399	$122,999	$(5,724)	$267,249
Equity in earnings of Guarantor subsidiaries	$98,941	$—	$223,637	$—
Net income (loss)	$(12,261)	$98,941	$(45,373)	$223,637

Summarized Balance Sheet Information	As of		As of
	March 28, 2026		September 27, 2025
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$923,848	$1,139,092	$1,065,394	$881,526
Intercompany receivable from Non-guarantor subsidiaries	65,746	—	71,716	—
Other assets	4,265,200	3,513,108	4,066,291	3,580,246
Total assets	$5,254,794	$4,652,200	$5,203,401	$4,461,772

Current liabilities	$188,355	$399,759	$165,447	$362,348
Intercompany payable from Non-guarantor subsidiaries	—	1,378	—	1,250
Long-term debt	1,192,477	68	1,191,541	100
Other liabilities	2,193,842	209,639	2,235,827	217,213
Total liabilities	$3,574,674	$610,844	$3,592,815	$580,911

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 28, 2026.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2026. There were no changes in our internal control over financial reporting during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 28, 2026 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 28, 2025 - January 31, 2026	45,236	(2) (3)	$29.45	23,346		$27,976,000
February 1, 2026 - February 28, 2026	103,350	(3)	33.87	—		127,976,000
March 1, 2026 - March 28, 2026	86,919	(2)	31.62	86,919		127,976,000
Total	235,505		$32.19	110,265	(4)	$127,976,000
(1)In December 2024, our Board of Directors authorized a $100 million increase in our share repurchase program (the "2024 Repurchase Authorization”). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. In February 2026, our Board of Directors authorized a $100 million increase in our share repurchase program (the "2026 Repurchase Authorization”). The 2026 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of March 28, 2026, we had $128.0 million of authorization remaining under our 2026 Repurchase Authorization and 2024 Repurchase Authorization, collectively.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. There were 414,205 shares remaining under our Equity Dilution Authorization as of March 28, 2026.
(3)Shares purchased during the period indicated include withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.
(4)During the period, we repurchased 110,265 CENTA shares under the Equity Dilution Authorization.

Item 3.    Defaults Upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
During the quarter ended March 28, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
On February 3, 2026, we filed a Certificate of Elimination with the Delaware Secretary of State to eliminate the Certificates of Designation of Series A and Series B preferred stock, none of which was outstanding.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished, Not Filed

3.1	Certificate of Elimination relating to Certificates of Designations for Series A and Series B preferred stock	10-Q	001-33268	3.1	2/5/2026

22	List of Guarantor Subsidiaries					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 7, 2026

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Executive Officer
(Principal Executive Officer)

/s/ BRADLEY G. SMITH
Bradley G. Smith
Chief Financial Officer
(Principal Financial Officer)