Form 10-Q
period 2026-06-27
CENTRAL GARDEN & PET CO
filed 2026-08-06
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 29, 2026	9,650,221
Class A Common Stock Outstanding as of July 29, 2026	51,340,003
Class B Stock Outstanding as of July 29, 2026	1,602,374

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
•the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the TRIXIE transaction;

•our ability to close the TRIXIE acquisition in a timely basis or at all;
•our ability to integrate the acquired company and realize the potential benefits of the TRIXIE transaction to Central and our customers;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 27, 2026	June 28, 2025	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$996,710	$713,049	$882,488
Restricted cash	15,504	14,690	15,945
Accounts receivable (less allowance for credit losses of $8,884, $8,585 and $8,011)	460,243	522,712	325,297
Inventories, net	631,649	718,267	722,106
Prepaid expenses and other	30,593	31,497	30,294
Total current assets	2,134,699	2,000,215	1,976,130
Plant, property and equipment, net	349,324	366,362	363,188
Goodwill	545,841	554,692	554,692
Other intangible assets, net	426,901	455,100	447,643
Operating lease right-of-use assets	189,559	220,182	222,863
Other assets	143,629	60,771	61,127
Total	$3,789,953	$3,657,322	$3,625,643
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217,277	$210,926	$234,618
Accrued expenses	295,689	294,395	247,213
Current lease liabilities	50,686	56,779	56,865
Current portion of long-term debt	55	81	62
Total current liabilities	563,707	562,181	538,758
Long-term debt	1,193,003	1,191,179	1,191,641
Long-term lease liabilities	164,849	188,307	191,739
Deferred income taxes and other long-term obligations	121,493	125,125	118,572
Equity:
Common stock ($0.01 par value; 9,650,221 shares outstanding at June 27, 2026, June 28, 2025 and September 27, 2025)	97	97	97
Class A common stock ($0.01 par value: 51,290,706, 51,556,941 and 51,618,682 shares outstanding at June 27, 2026, June 28, 2025 and September 27, 2025, respectively)	513	516	516
Class B stock ($0.01 par value: 1,602,374 shares outstanding at June 27, 2026, June 28, 2025 and September 27, 2025)	16	16	16
Additional paid-in capital	573,770	566,236	571,392
Retained earnings	1,175,716	1,024,902	1,015,096
Accumulated other comprehensive loss	(4,442)	(3,532)	(3,849)
Total Central Garden & Pet Company shareholders’ equity	1,745,670	1,588,235	1,583,268
Noncontrolling interest	1,231	2,295	1,665
Total equity	1,746,901	1,590,530	1,584,933
Total	$3,789,953	$3,657,322	$3,625,643
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$882,362	$960,913	$2,405,887	$2,450,886
Cost of goods sold	565,444	628,903	1,598,797	1,650,094
Gross profit	316,918	332,010	807,090	800,792
Selling, general and administrative expenses	191,074	196,884	550,777	544,350
Operating income	125,844	135,126	256,313	256,442
Interest expense	(14,279)	(14,360)	(42,858)	(43,340)
Interest income	6,512	5,517	18,240	17,409
Other income	1,511	1,069	1,342	96
Income before income taxes and noncontrolling interest	119,588	127,352	233,037	230,607
Income tax expense	29,596	31,941	56,214	56,208
Income including noncontrolling interest	89,992	95,411	176,823	174,399
Net income attributable to noncontrolling interest	136	404	705	1,750
Net income attributable to Central Garden & Pet Company	$89,856	$95,007	$176,118	$172,649
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.46	$1.53	$2.87	$2.72
Diluted	$1.45	$1.52	$2.84	$2.69
Weighted average shares used in the computation of net income per share:
Basic	61,452	61,980	61,409	63,557
Diluted	61,947	62,610	61,925	64,283
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Income including noncontrolling interest	$89,992	$95,411	$176,823	$174,399
Other comprehensive income (loss):
Foreign currency translation, net of tax	(726)	1,083	(594)	(905)
Total comprehensive income	89,266	96,494	176,229	173,494
Comprehensive income attributable to noncontrolling interest	136	404	705	1,750
Comprehensive income attributable to Central Garden & Pet Company	$89,130	$96,090	$175,524	$171,744
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$176,823	$174,399
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60,977	64,063
Amortization of deferred financing costs	1,879	2,021
Non-cash lease expense	43,725	45,118
Stock-based compensation	15,699	15,572
Gain on divestiture	(2,479)	—
Deferred income taxes	4,481	4,587
Other operating activities	1,898	(1,851)
Changes in assets and liabilities (excluding businesses acquired):
Accounts receivable	(130,770)	(195,704)
Inventories	22,268	39,800
Prepaid expenses and other assets	2,522	(3,992)
Accounts payable	8,189	(1,471)
Accrued expenses	47,630	48,390
Other long-term obligations	(1,548)	2,831
Operating lease liabilities	(43,699)	(43,983)
Net cash provided by operating activities	207,595	149,780
Cash flows from investing activities:
Additions to property, plant and equipment	(33,851)	(30,580)
Payments to acquire companies, net of cash acquired	(57,720)	(3,318)
Proceeds from divestiture	30,644	—
Other investing activities	(50)	(150)
Net cash used in investing activities	(60,977)	(34,048)
Cash flows from financing activities:
Repayments of long-term debt	(53)	(202)
Repurchase of common stock, including shares surrendered for tax withholding	(28,822)	(154,734)
Distribution to noncontrolling interest	(1,139)	(1,346)
Payment of financing costs	(2,329)	—
Net cash used in financing activities	(32,343)	(156,282)
Effect of exchange rate changes on cash and equivalents	(494)	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	113,781	(40,664)
Cash, cash equivalents and restricted cash at beginning of year	898,433	768,403
Cash, cash equivalents and restricted cash at end of period	$1,012,214	$727,739
Supplemental information:
Cash paid for interest	$48,291	$48,778
Cash paid for income taxes – net of refunds	$35,295	$44,281
Lease liabilities arising from obtaining right-of-use assets	$9,519	$56,833
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 27, 2026
(Unaudited)
1.Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 27, 2026 and June 28, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income for the three and nine months ended June 27, 2026 and June 28, 2025, and the condensed consolidated statements of cash flows for the nine months ended June 27, 2026 and June 28, 2025 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 27, 2026 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025, which has previously been filed with the Securities and Exchange Commission. The September 27, 2025 balance sheet presented herein was derived from the audited financial statements.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 27, 2026, June 28, 2025 and September 27, 2025, respectively.

	June 27, 2026	June 28, 2025	September 27, 2025
	(in thousands)
Cash and cash equivalents	$996,710	$713,049	$882,488
Restricted cash	15,504	14,690	15,945
Total cash, cash equivalents and restricted cash	$1,012,214	$727,739	$898,433

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is continuing to assess the detailed disclosure requirements and implementation considerations associated with the ASU. The amendments affect disclosures only and are not expected to impact the Company’s financial condition or results of operations.
Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the accounting for internal-use software costs by eliminating the existing project-stage model and requiring capitalization of eligible software development costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also clarifies certain disclosure requirements for capitalized internal-use software costs. The amendments are effective for the Company's fiscal year beginning after December 15, 2027, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 27, 2026 and June 28, 2025, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In April 2021, the Company issued $400 million aggregate principal amount of 4.125% senior notes due April 2031 (the "2031 Notes"). The estimated fair value of the Company's 2031 Notes as of June 27, 2026, June 28, 2025 and September 27, 2025 was $376.9 million, $371.4 million and $374.4 million, respectively, compared to a carrying value of $397.1 million, $396.5 million and $396.7 million, respectively.
In October 2020, the Company issued $500 million aggregate principal amount of 4.125% senior notes due October 2030 (the "2030 Notes"). The estimated fair value of the Company's 2030 Notes as of June 27, 2026, June 28, 2025 and September 27, 2025 was $477.3 million, $471.7 million and $473.5 million, respectively, compared to a carrying value of $496.6 million, $495.8 million and $496.0 million, respectively.
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 27, 2026, June 28, 2025 and September 27, 2025 was $299.4 million, $300.3 million and $299.4 million, respectively, compared to a carrying value of $299.3 million, $298.8 million and $298.9 million, respectively.
The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.

3.Acquisitions and Divestitures
Acquisitions
On December 12, 2025, the Company acquired the U.S. assets of Champion USA LLC, a cattle fly-control company, for approximately $57 million in cash. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible and intangible assets acquired. Approximately $56 million of the purchase price remains unallocated and is included in other assets on the condensed consolidated balance sheet as of June 27, 2026.
Divestitures
On April 13, 2026, the Company completed the sale of substantially all of the assets and operations, excluding accounts receivable, comprising its Pet Distribution business to Phillips Pet Food & Supplies ("Phillips"), a leading national distributor of pet products. As part of the transaction, the Company received cash proceeds of approximately $31 million plus a note receivable of $5 million and retained a 20% ownership interest in the newly formed partnership of $26.1 million. The retained investment was measured at fair value upon deconsolidation and is included in other assets on the condensed consolidated balance sheets. The investment is accounted for under the equity method of accounting. The Company divested net assets of $57 million, including inventory of $69 million and recognized a pre-tax gain of $2.5 million during the quarter ended June 27, 2026, which is included in Other income. The divestiture does not meet the criteria for discontinued operations presentation under ASC 205-20, as it does not represent a strategic shift having a major effect on the Company's operations and financial results.
In connection with the divestiture of the Pet Distribution business, the Company entered into a Transition Services Agreement ("TSA") with Phillips, pursuant to which the Company provides certain transitional services following the closing of the transaction. The services generally include logistics, facilities, information technology, finance, and human resources support and are expected to be provided for periods ranging from approximately three months to three years, depending on the nature of the service. Fees charged under the TSA are designed to reimburse the Company for the costs incurred in providing such services.
The Company also entered into a supply agreement with Phillips pursuant to which Phillips distributes certain of the Company's consumer pet products. Transactions under the supply agreement are conducted in the ordinary course of business on terms substantially consistent with those provided to other distribution customers.
Depending on the nature of the underlying transaction, amounts recognized under the TSA and supply agreement are recorded within net sales, cost of sales, or selling, general and administrative expense in the condensed consolidated statements of operations. During the three months ended June 27, 2026, the Company recognized $14.8 million in reimbursements under the TSA. Reimbursements are classified within the condensed consolidated statements of operations based on the classificatoin of the original costs they are designed to reimburse. During the three months ended June 27, 2026, the Company recognized Net sales of $5.8 million under the supply agreement.
Based on the terms of the transaction agreement, the Company concluded that the newly formed partnership is a VIE for which the Company is not the primary beneficiary because the governance structure of the entity does not allow the Company to direct the activities that most significantly impact its economic performance. In line with this conclusion, the Company deconsolidated the Pet Distribution business from its consolidated financial statements as of the April 13, 2026 transaction close date.

4.Inventories, net
Inventories, net of allowance for obsolescence, consist of the following:

	June 27, 2026	June 28, 2025	September 27, 2025
	(in thousands)
Raw materials	$203,437	$227,796	$219,890
Work in progress	132,995	120,122	134,084
Finished goods	279,282	351,045	347,209
Supplies	15,935	19,304	20,923
Total inventories, net	$631,649	$718,267	$722,106

5.Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the quantitative goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test, which compares the estimated fair value of our reporting units to their related carrying values, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than its carrying value, and an impairment charge is recognized for the differential. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment was recorded for the nine months ended June 27, 2026 and June 28, 2025. As a result of the disposition of the Pet Distribution business and the exit of a minor pet business, the Company derecognized $8.9 million of goodwill. See Note 3, Acquisitions and Divestitures, for additional information.

6.Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 27, 2026
Marketing-related intangible assets – amortizable	$26.0	$(23.5)	$—	$2.5
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.5)	(35.0)	233.8
Customer-related intangible assets – amortizable	421.7	(219.5)	(17.5)	184.7
Other acquired intangible assets – amortizable	40.1	(36.3)	(1.3)	2.5
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	47.3	(36.3)	(2.5)	8.4
Total other intangible assets, net	$761.2	$(279.3)	$(55.0)	$426.9

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 28, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.2)	$—	$2.8
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.2)	(35.0)	234.2
Customer-related intangible assets – amortizable	421.7	(195.1)	(17.5)	209.0
Other acquired intangible assets – amortizable	41.9	(35.6)	(0.3)	6.0
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.6)	(1.5)	11.9
Total other intangible assets, net	$763.0	$(253.9)	$(54.0)	$455.1

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 27, 2025
Marketing-related intangible assets – amortizable	$26.0	$(23.3)	$—	$2.7
Marketing-related intangible assets – nonamortizable	266.3	—	(35.0)	231.4
Total	292.3	(23.3)	(35.0)	234.1
Customer-related intangible assets – amortizable	421.7	(201.3)	(17.5)	202.9
Other acquired intangible assets – amortizable	41.9	(35.8)	(1.3)	4.8
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	49.1	(35.8)	(2.5)	10.7
Total other intangible assets, net	$763.0	$(260.4)	$(55.0)	$447.6

Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. During the nine months ended June 27, 2026, in connection with the Company's decision to exit a minor pet business, the Company determined that the carrying value of certain amortizable intangible assets associated with that business was no longer recoverable. As a result, the Company derecognized intangible assets of $0.9 million, which is included in selling, general and administrative expenses. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the nine months ended June 28, 2025, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from five years to 25 years, over weighted average remaining lives of eight years for marketing-related intangibles, ten years for customer-related intangibles and seven years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $6.2 million and $6.6 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $18.9 million and $20.6 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $24 million per year from fiscal 2026 through fiscal 2028 and $22 million per year from fiscal 2029 through fiscal 2030.

7.Long-Term Debt
Long-term debt consists of the following:

	June 27, 2026	June 28, 2025	September 27, 2025
	(in thousands)
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	$300,000	$300,000	$300,000
Senior notes, interest at 4.125%, payable semi-annually, principal due October 2030	500,000	500,000	500,000
Senior notes, interest at 4.125%, payable semi-annually, principal due April 2031	400,000	400,000	400,000
Unamortized debt issuance costs	(7,052)	(8,929)	(8,458)
Net carrying value	1,192,948	1,191,071	1,191,542
Asset-based revolving credit facility, interest at SOFR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.00% to 0.50%, final maturity December 2026.	—	—	—
Other notes payable	110	189	161
Total	1,193,058	1,191,260	1,191,703
Less current portion	(55)	(81)	(62)
Long-term portion	$1,193,003	$1,191,179	$1,191,641
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 27, 2026.
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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 27, 2026.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 27, 2026.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at the Company's election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $465 million as of June 27, 2026. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of

June 27, 2026, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $2.9 million outstanding as of June 27, 2026.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the Company's option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 27, 2026, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% as of June 27, 2026. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. The Company is also required to pay certain fees to the administrative agent under the Credit Facility. As of June 27, 2026, the interest rate applicable to Base Rate borrowings was 6.8%, and the interest rate applicable to one-month SOFR-based borrowings was 4.6%.
The Company incurred approximately $2.3 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs were recorded in Other Assets and are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires the Company to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of the Company's assets and the assets of its subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. The Company was in compliance with all financial covenants under the Credit Facility as of June 27, 2026.

8.Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 27, 2026 and June 28, 2025.

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 27, 2025	$97	$516	$16	$571,392	$1,015,096	$(3,849)	$1,583,268	$1,665	$1,584,933
Comprehensive income	—	—	—	—	6,841	492	7,333	18	7,351
Amortization of share-based awards	—	—	—	3,026	—	—	3,026	—	3,026
Restricted share activity, including net share settlement	—	—	—	(1,411)	—	—	(1,411)	—	(1,411)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,696	—	—	1,697	—	1,697
Repurchase of stock	—	(7)	—	(6,001)	(12,489)	—	(18,497)	—	(18,497)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,139)	(1,139)
Balance December 27, 2025	$97	$510	$16	$568,702	$1,009,448	$(3,357)	$1,575,416	$544	$1,575,960
Comprehensive income (loss)	—	—	—	—	79,421	(359)	79,062	551	79,613
Amortization of share-based awards	—	—	—	2,643	—	—	2,643	—	2,643
Restricted share activity, including net share settlement	—	2	—	(4,164)	—	—	(4,162)	—	(4,162)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,708	—	—	1,709	—	1,709
Repurchase of stock	—	(1)	—	(1,002)	(2,419)	—	(3,422)	—	(3,422)
Balance March 28, 2026	$97	$512	$16	$567,887	$1,086,450	$(3,716)	$1,651,246	$1,095	$1,652,341
Comprehensive income (loss)	—	—	—	—	89,856	(726)	89,130	136	89,266
Amortization of share-based awards	—	—	—	3,590	—	—	3,590	—	3,590
Restricted share activity, including net share settlement	—	—	—	(92)	—	—	(92)	—	(92)
Issuance of common stock, including net share settlement of stock options	—	1	—	2,622	—	—	2,623	—	2,623
Repurchase of stock			—	(237)	(590)	—	(827)	—	(827)
Balance June 27, 2026	$97	$513	$16	$573,770	$1,175,716	$(4,442)	$1,745,670	$1,231	$1,746,901

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 28, 2024	$111	$544	$16	$598,098	$959,511	$(2,626)	$1,555,654	$1,891	$1,557,545
Comprehensive income (loss)	—	—	—	—	14,009	(2,035)	11,974	172	12,146
Amortization of share-based awards	—	—	—	3,648	—	—	3,648	—	3,648
Restricted share activity, including net share settlement	—	(1)	—	(1,810)	—	—	(1,811)	—	(1,811)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,789	—	—	1,790	—	1,790
Repurchase of stock	(4)	(13)	—	(14,948)	(37,176)	—	(52,141)	—	(52,141)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Balance December 28, 2024	$107	$531	$16	$586,777	$936,344	$(4,661)	$1,519,114	$717	$1,519,831
Comprehensive income	—	—	—	—	63,633	46	63,679	1,174	64,853
Amortization of share-based awards	—	—	—	2,387	—	—	2,387	—	2,387
Restricted share activity, including net share settlement	—	1	—	(3,574)	—	—	(3,573)	—	(3,573)
Issuance of common stock, including net share settlement of stock options	—	1	—	1,175	—	—	1,176	—	1,176
Repurchase of stock	(5)	(7)	—	(10,996)	(30,262)	—	(41,270)	—	(41,270)
Balance March 29, 2025	$102	$526	$16	$575,769	$969,715	$(4,615)	$1,541,513	$1,891	$1,543,404
Comprehensive income	—	—	—	—	95,007	1,083	96,090	404	96,494
Amortization of share-based awards	—	—	—	3,668	—	—	3,668	—	3,668
Restricted share activity, including net share settlement	—	—	—	(380)	—	—	(380)	—	(380)
Issuance of common stock, including net share settlement of stock options	—	1	—	2,320	—	—	2,321	—	2,321
Repurchase of stock	(5)	(11)	—	(15,141)	(39,820)	—	(54,977)	—	(54,977)
Balance June 28, 2025	$97	$516	$16	$566,236	$1,024,902	$(3,532)	$1,588,235	$2,295	$1,590,530

9.Stock-Based Compensation
The Company recognized share-based compensation expense of $15.7 million and $15.6 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for each of the nine months ended June 27, 2026 and June 28, 2025 was $3.7 million.

10.Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income available to common shareholders.

	Three Months Ended			Nine Months Ended
	June 27, 2026			June 27, 2026
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$89,856	61,452	$1.46	$176,118	61,409	$2.87
Effect of dilutive securities:
Options to purchase common stock	—	15	—	—	19	—
Restricted shares	—	334	(0.01)	—	351	(0.02)
Performance stock units	—	146	—	—	146	(0.01)
Diluted EPS:
Net income available to common shareholders	$89,856	61,947	$1.45	$176,118	61,925	$2.84

	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$95,007	61,980	$1.53	$172,649	63,557	$2.72
Effect of dilutive securities:
Options to purchase common stock	—	52	—	—	80	—
Restricted shares	—	388	(0.01)	—	486	(0.02)
Performance stock units	—	190	—	—	160	(0.01)
Diluted EPS:
Net income available to common shareholders	$95,007	62,610	$1.52	$172,649	64,283	$2.69
Options to purchase 0.5 million shares of Class A common stock at prices ranging from $31.18 to $35.22 per share were outstanding at June 27, 2026, and options to purchase 0.6 million shares of Class A common stock at prices ranging from $20.63 to $37.22 per share were outstanding at June 28, 2025.
For the three months ended June 27, 2026 and June 28, 2025, approximately 0.3 million options outstanding for both years were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.
For the nine months ended June 27, 2026 and June 28, 2025, approximately 0.3 million options outstanding for both years were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.

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

	Three Months Ended			Nine Months Ended
	June 27, 2026			June 27, 2026
	Pet	Garden	Total	Pet	Garden	Total
	(in thousands)
Net sales	$400,465	$481,897	$882,362	$1,293,119	$1,112,768	$2,405,887
Cost of goods sold	237,085	328,359		802,371	796,426
Selling, general and administrative expenses	96,562	63,487		296,308	170,002
Segment operating income	$66,818	$90,051	$156,869	$194,440	$146,340	$340,780
Unallocated corporate items			(31,025)			(84,467)
Interest expense			(14,279)			(42,858)
Interest income			6,512			18,240
Other income			1,511			1,342
Income before income taxes and noncontrolling interest			$119,588			$233,037

	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
	Pet	Garden	Total	Pet	Garden	Total
	(in thousands)
Net sales	$492,549	$468,364	$960,913	$1,373,721	$1,077,165	$2,450,886
Cost of goods sold	306,819	322,084		876,388	773,706
Selling, general and administrative expenses	109,531	63,291		309,263	159,315
Segment operating income	$76,199	$82,989	$159,188	$188,070	$144,144	$332,214
Unallocated corporate items			(24,062)			(75,772)
Interest expense			(14,360)			(43,340)
Interest income			5,517			17,409
Other income			1,069			96
Income before income taxes and noncontrolling interest			$127,352			$230,607

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
Depreciation and amortization:
Pet segment	$9,418	$10,391	$30,017	$29,969
Garden segment	9,987	10,383	30,252	31,957
Total reportable segments	19,405	20,774	60,269	61,926
Corporate	229	709	708	2,137
Total depreciation and amortization	$19,634	$21,483	$60,977	$64,063

	June 27, 2026	June 28, 2025	September 27, 2025
	(in thousands)
Assets:
Pet segment	$881,985	$1,022,858	$941,122
Garden segment	1,281,968	1,354,323	1,232,088
Total reportable segments	2,163,953	2,377,181	2,173,210
Corporate	1,626,000	1,280,141	1,452,433
Total assets	$3,789,953	$3,657,322	$3,625,643
Goodwill (included in corporate assets above):
Pet segment	$276,472	$285,323	$285,323
Garden segment	269,369	269,369	269,369
Total goodwill	$545,841	$554,692	$554,692

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended			Nine Months Ended
	June 27, 2026			June 27, 2026
	Pet	Garden	Total	Pet	Garden	Total
	(in millions)
Other pet products	$178.0	$—	$178.0	$460.5	$—	$460.5
Dog and cat products	143.9	—	143.9	458.3	—	458.3
Other manufacturers' products	16.9	72.3	89.2	223.8	172.0	395.8
Wild bird products	61.7	88.2	149.9	150.5	228.7	379.2
Other garden supplies	—	321.4	321.4	—	712.1	712.1
Total	$400.5	$481.9	$882.4	$1,293.1	$1,112.8	$2,405.9

	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
	Pet	Garden	Total	Pet	Garden	Total
	(in millions)
Other pet products	$187.3	$—	$187.3	$465.1	$—	$465.1
Dog and cat products	144.5	—	144.5	442.7	—	442.7
Other manufacturers' products	106.1	80.6	186.7	321.4	184.3	505.7
Wild bird products	54.6	78.1	132.7	144.5	213.3	357.8
Other garden supplies	—	309.7	309.7	—	679.6	679.6
Total	$492.5	$468.4	$960.9	$1,373.7	$1,077.2	$2,450.9

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

13.Subsequent Events
On July 27, 2026, the Company announced it has entered into a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 80% of the outstanding shares of TRIXIE Heimtierbedarf GmbH & Co. KG, a German limited partnership (“TRIXIE”) together with certain related entities. TRIXIE is a European pet supplies and pet snacks company and headquartered in Tarp, Germany. The acquisition strengthens our portfolio of pet and garden brands and represents a major step in expanding the Company's presence in Europe.
Under the terms of the Purchase Agreement, the Company will pay a total consideration of up to €400 million, with an upfront consideration of approximately €340 million paid in cash at closing and an earn-out potential of up to €60.0 million based on 2026 performance, each subject to certain adjustments. Certain shareholders of TRIXIE will retain approximately 20% of the shares of TRIXIE (the “Continuing Shareholders”). At future dates over at least three years, the Continuing Shareholders will have the right to require the Company to purchase their shares, and, if those rights are not exercised after three years, the Company will have a corresponding right to purchase those shares from the Continuing Shareholders.
The consummation of the Company’s acquisition of TRIXIE is subject to regulatory approval and other customary closing conditions. The acquisition is expected to close in the first half of the Company’s fiscal year ending September 25, 2027.

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
Recent Developments
Fiscal 2026 Third Quarter Financial Performance:
•Net sales decreased $79 million, or 8%, from the prior year quarter to $882 million, due to the exit of the Pet Distribution business, while organic net sales increased 2.4%.
•Gross profit decreased $15 million from the prior year quarter, while gross margin increased 130 basis points to 35.9%.
•Selling, general and administrative expense decreased $6 million from the prior year quarter to $191 million and increased as a percentage of net sales to 21.7%. On a non-GAAP basis, selling, general and administrative expense decreased $11 million and increased as a percentage of net sales to 20.6%.
•Operating income declined $9 million from the prior year quarter to $126 million and our operating margin improved to 14.3% in the third quarter of fiscal 2026. On a non-GAAP basis, operating income declined $3 million and operating margin improved to 15.4% from the prior year quarter.
•Net income in the third quarter of fiscal 2026 was $90 million, or $1.45 per diluted share, compared to $95 million, or $1.52 per diluted share. On a non-GAAP basis, net income in the third quarter of fiscal 2026 was $96 million, or $1.54 per diluted share, compared to $98 million, or $1.56 per diluted share in the third quarter of fiscal 2025.
Pet Distribution Divestiture
On April 13, 2026, we entered into a strategic partnership with Phillips Pet Food & Supplies ("Phillips"), a leading national distributor of pet products, to form a new pet distribution business. The new business will operate under the Phillips brand as an independent entity focused on scaling a differentiated, high-performance nationwide distribution platform.
Under the terms of the agreement, we contributed our pet distribution business, comprised of net assets of approximately $57 million, including inventory of approximately $69 million, into the newly formed entity. We received cash proceeds of approximately $31 million, a note receivable of approximately $5 million and a 20% ownership interest in the newly formed partnership valued at $26 million. Phillips and its existing investors hold the remaining 80%.
As a result of the transaction, we recognized a pre-tax gain of $2.5 million during the quarter ended June 27, 2026, which is included in Other income. Pet Distribution's net sales in fiscal 2025 were $474 million.
Subsequent Event
On July 27, 2026, we announced we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 80% of the outstanding shares of TRIXIE Heimtierbedarf GmbH & Co. KG, a German limited partnership (“TRIXIE”) together with certain related entities. TRIXIE is the leading European pet supplies and pet snacks company and headquartered in Tarp, Germany. The acquisition strengthens our portfolio of pet and garden brands and represents a major step in expanding our presence in Europe.
Under the terms of the Purchase Agreement, the Company will pay a total consideration of up to €400 million, with an upfront consideration of approximately €340 million paid in cash at closing and an earn-out potential of up to €60.0 million based on 2026 performance, each subject to certain adjustments. Certain shareholders of TRIXIE will retain approximately 20% of the shares of TRIXIE (the “Continuing Shareholders”). At future dates over at least three years, the Continuing Shareholders will have the right to require the Company to purchase their shares, and, if those rights are not exercised after three years, the Company will have a corresponding right to purchase those shares from the Continuing Shareholders.
The consummation of the Company’s acquisition of TRIXIE is subject to regulatory approval and other customary closing conditions. The acquisition is expected to close in the first half of the Company’s fiscal year ending September 25, 2027.
Results of Operations
Three Months Ended June 27, 2026
Compared with Three Months Ended June 28, 2025
Net Sales
Net sales for the three months ended June 27, 2026, decreased $78.5 million, or 8.2%, to $882.4 million from $960.9 million for the three months ended June 28, 2025. Organic net sales for the quarter ended June 27, 2026, which excludes the impact of the divestiture of the pet distribution business divested in April 2026, the closure of our operations in the United Kingdom during fiscal 2025 and the acquisition of Champion in December 2025, increased 2.4% from the prior year quarter. Our branded product sales increased $19.0 million, and sales of other manufacturers’ products decreased $97.5 million.
Pet net sales decreased $92 million, or 18.7%, to $400.5 million for the three months ended June 27, 2026, from $492.5 million for the three months ended June 28, 2025. The decrease in Pet net sales was due to the divestiture of our pet distribution business in April 2026. Pet organic net sales for the quarter ended June 27, 2026, which excludes the impact of the pet distribution business divested in April 2026, the closure of our operations in the United Kingdom during fiscal 2025 and the acquisition of Champion in December 2025, increased 1.7% from the prior year quarter. Pet branded product sales decreased $2.8 million, and sales of other manufacturers' products decreased $89.2 million.
Garden net sales increased $13.5 million, or 2.9%, to $481.9 million for the three months ended June 27, 2026, from $468.4 million for the three months ended June 28, 2025. The increase in Garden net sales was due primarily to increased sales in wild bird feed, controls and grass seed businesses, primarily volume-based increases from increased retailer listings. These increases were partially offset by lower sales of third-party products, due primarily to the distribution loss of a product line. Garden branded product sales increased $21.8 million, and sales of other manufacturers' products decreased $8.3 million.
Gross Profit
Gross profit for the three months ended June 27, 2026 decreased $15.1 million, or 4.5%, to $316.9 million from $332.0 million for the three months ended June 28, 2025. Gross margin increased 130 basis points to 35.9% for the three months ended June 27, 2026 from 34.6% for the three months ended June 28, 2025. Gross profit decreased in Pet by $22.4 million partially offset by an increase in Garden of $7.3 million while gross margin increased in both segments. The decrease in gross profit was due primarily to the divestiture of our pet distribution business in April 2026. At the same time, gross margin improved due primarily to both the positive impact of the divestiture of our pet distribution business, which had lower margins, and our cost and simplicity initiatives in both segments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.8 million, or 3.0%, to $191.1 million for the three months ended June 27, 2026. As a percentage of net sales, selling, general and administrative expenses increased to 21.7% for the three months ended June 27, 2026, compared to 20.5% in the comparable prior year quarter. Selling, general and administrative expenses decreased in the Pet segment partially offset by an increase at corporate. Excluding the facility closure costs and business exit costs in both quarters, non-GAAP selling, general and administrative expense decreased $11.1 million, and selling, general and administrative expense as a percentage of net sales was 20.6% as compared to 20.1% in the prior year quarter.
Selling and delivery expense decreased $2.4 million to $91.6 million for the three months ended June 27, 2026 as compared to $94.0 million in the prior year quarter. Pet segment selling and delivery expense decreased due to the divestiture of the pet distribution business. The decrease in Pet was partially offset by increased expense in Garden due primarily to increased advertising and increased delivery costs due to the higher sales volume and fuel surcharges.
Warehouse and administrative expense decreased $3.4 million, to $99.5 million for the three months ended June 27, 2026 from $102.9 million for the three months ended June 28, 2025. Both Pet and Garden had lower warehouse and administrative expense partially offset by an increase in corporate expense. Pet warehouse and administrative expense decreased due to the divestiture of the pet distribution business while Garden had lower expense due primarily to lower facility closure charges in the current year quarter and lower variable compensation amounts. Corporate expenses increased $7.0 million due primarily to higher third-party provider expense, driven by M&A activity expenditures and higher payroll costs related to our investment in data improvement and AI readiness. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $9.3 million, or 6.9%, to $125.8 million for the three months ended June 27, 2026 from $135.1 million for the three months ended June 28, 2025. Our operating margin improved from 14.1% in the prior year quarter to 14.3% in the current year quarter. The decrease in operating income was due to a $78.5 million decrease in net sales partially offset by a 130 basis point increase in gross margin and a $5.8 million decrease in selling, general and administrative expense. Non-GAAP operating income decreased $3.0 million, or 2.2%, to $136.0 million for the three months ended June 27, 2026 from $139.0 million for the three months ended June 28, 2025. Our non-GAAP operating margin improved to 15.4% from 14.5% in the prior year quarter. The decrease in non-GAAP operating income was due to a $77.2 million decrease in net sales partially offset by a 140 basis point increase in gross margin and an $11.1 million decrease in selling, general and administrative expense.
Pet operating income decreased $9.4 million, or 12.3%, to $66.8 million for the three months ended June 27, 2026 from $76.2 million for the three months ended June 28, 2025. Pet operating income decreased due to a $92.0 million decrease in net sales, partially offset by an improved gross margin and lower selling, general and administrative expenses. Pet non-GAAP operating margin improved to 19.0% from 15.8% in the prior year quarter. The decrease in non-GAAP operating income was due to a $90.7 million decrease in net sales partially offset by a 330-basis point increase in gross margin and a $19.5 million decrease in selling, general and administrative expense, all of which were primarily impacted by the divestiture of the pet distribution business.
Garden operating income increased $7.1 million to $90.1 million for the three months ended June 27, 2026 from $83.0 million for the three months ended June 28, 2025. Garden operating income increased due to an increase in net sales of $13.5 million, a higher gross margin and a relatively flat selling, general and administrative expense. Garden non-GAAP operating income increased $5.6 million to $90.8 million for the three months ended June 27, 2026 from $85.2 million for the three months ended June 28, 2025. Garden non-GAAP operating income increased due to an increase in net sales of $13.5 million and a 60-basis point increase in gross margin partially offset by higher selling, general and administrative expense.
Corporate operating expense increased $7.0 million, or 28.9%, to $31.0 million for the three months ended June 27, 2026, due primarily to higher third-party provider expenses, driven by M&A activity, expenditures, and higher payroll costs related to our investment in data improvement and AI readiness.
Net Interest Expense
Net interest expense decreased $1.0 million, or 12.2%, from $8.8 million for the quarter ended June 28, 2025, to $7.8 million for the quarter ended June 27, 2026. The decrease was due primarily to higher interest income as a result of higher cash balances during the quarter. Debt outstanding on June 27, 2026 and June 28, 2025 was $1.2 billion.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income increased $0.4 million to income of $1.5 million for the quarter ended June 27, 2026 as compared to income of $1.1 million in the prior quarter. The increase in other income was due primarily to the gain in the current quarter from the disposition of the pet distribution business partially offset by the earnings loss from the newly formed partnership.
Income Taxes
Our effective income tax rate was 24.7% for the quarter ended June 27, 2026 as compared to 25.1% for the quarter ended June 28, 2025. The decrease in our effective income tax rate was due primarily to the non-deductibility for tax purposes of losses incurred in connection with the wind-down of our U.K. operations in the prior year quarter. This decrease was partially offset by an increase in the current quarter’s income tax rate from the current fiscal year’s second quarter rate due primarily to the tax impact of the contribution of our pet distribution business to the formation of a new partnership.
Net Income and Earnings Per Share
Net income in the third quarter of fiscal 2026 was $89.9 million, or $1.45 per diluted share, compared to $95.0 million, or $1.52 per diluted share, in the third quarter of fiscal 2025. On a non-GAAP basis, which excludes the impact of charges related to facility closures, business exits and tariff refunds received, net income in the third quarter of fiscal 2026 was $95.6 million, or $1.54 per diluted share, compared to $97.9 million, or $1.56 per diluted share, in the third quarter of fiscal 2025.

Nine Months Ended June 27, 2026
Compared with Nine Months Ended June 28, 2025
Net Sales
Net sales for the nine months ended June 27, 2026 decreased $45.0 million, or 1.8%, to $2,405.9 million from $2,450.9 million for the nine months ended June 28, 2025. Our branded product sales increased $64.8 million, and sales of other manufacturers’ products decreased $109.8 million. Organic net sales for the nine months ended June 27, 2026, which excludes the impact of the pet distribution business divested in April 2026, the closure of our operations in the United Kingdom during fiscal 2025 and the acquisition of Champion in December 2025, increased 3.3% from the prior year nine-months ended June 28, 2025.
Pet net sales decreased $80.6 million, or 5.9%, to $1,293.1 million for the nine months ended June 27, 2026. The decrease in Pet net sales was due to our divestiture of our pet distribution business in April 2026. Pet organic net sales for the nine months ended June 27, 2026, increased 3.3% from the prior year nine months ended June 28, 2025. The increase in Pet organic net sales was due primarily to increased sales in our Dog & Cat and wild bird feed businesses. Pet branded sales increased $16.9 million, and sales of other manufacturers' products decreased $97.5 million.
Garden net sales increased $35.6 million, or 3.3%, to $1,112.8 million for the nine months ended June 27, 2026. The increase in Garden net sales was due primarily to increased sales in our controls, wild bird feed and grass seed businesses benefitting from new private label business and new retailer listings. These increases were partially offset by lower sales of garden third-party products and live plants. Garden branded sales increased $47.9 million, and sales of other manufacturers’ products decreased $12.3 million.

Gross Profit
Gross profit for the nine months ended June 27, 2026 increased $6.3 million, or 0.8%, to $807.1 million from $800.8 million for the nine months ended June 28, 2025. The increase in gross profit was due to a $12.9 million increase in Garden, partially offset by a $6.6 million decrease in Pet. Gross margin improved 80 basis points to 33.5% for the nine months ended June 27, 2026, from 32.7% for the nine months ended June 28, 2025. The gross margin improvement was due primarily to a 180-basis point increase in Pet, with Garden also improving 20-basis points.
The decline in Pet gross profit was due primarily to the divestiture of the pet distribution business. The improvement in the Pet gross margin was due primarily to a positive mix shift from the divestiture of the pet distribution business, which had lower margins, and increased sales of higher margin products.
The improvements in Garden gross profit and gross margin were due primarily to grass seed, due to increased sales and favorable inventory costs, and wild bird feed, due to increased sales and additional volume leverage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.4 million, or 1.2%, to $550.8 million for the nine months ended June 27, 2026 from $544.4 million for the nine months ended June 28, 2025. The increase in selling, general and administrative expenses was due to higher expenses in both Garden and corporate partially offset by lower expenses in Pet. As a percentage of net sales, selling, general and administrative expenses increased to 22.9% for the nine months ended June 27, 2026 from 22.2% for the prior year period. Excluding the facility closure costs and business exit costs in both nine-month periods, non-GAAP selling, general and administrative expense decreased $6.4 million and selling, general and administrative expense as a percentage of net sales was 22.2% as compared to 22.0% in the prior year nine-month period.
Selling and delivery expense increased $4.3 million, or 1.7%, to $252.7 million for the nine months ended June 27, 2026 from $248.4 million for the nine months ended June 28, 2025. The increase in selling and delivery expense was due to higher marketing and advertising spend in both Pet and Garden partially offset by lower delivery expenses in Pet due to the pet distribution business divestiture.
Warehouse and administrative expense increased $2.1 million, or 0.7%, to $298.1 million for the nine months ended June 27, 2026 from $296.0 million for the nine months ended June 28, 2025. Increased expense in both Garden and corporate was partially offset by a decrease in Pet. The increase in Garden was due primarily to higher facility closure costs incurred in the nine months of fiscal 2026 as compared to the nine months in fiscal 2025, while the decrease in Pet was due primarily to the divestiture of the pet distribution business. Corporate expenses increased $8.7 million due primarily to higher third-party provider expense driven by M&A activity expenditures and payroll related costs, including variable compensation and our investment in data improvement and AI readiness. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $0.1 million, or 0.1%, to $256.3 million for the nine months ended June 27, 2026 from $256.4 million for the nine months ended June 28, 2025. Our operating margin increased to 10.7% for the nine months ended June 27, 2026 from 10.5% for the nine months ended June 28, 2025. Operating income was relatively flat with a $45 million decrease in net sales and a $6.4 million increase in selling, general and administrative expense partially offset by an 80-basis point gross margin improvement. Non-GAAP operating income increased $8.7 million, or 3.3%, to $274.4 million for the nine months ended June 27, 2026, from $265.7 million for the nine months ended June 28, 2025. Our non-GAAP operating margin improved to 11.4% from 10.8% in the prior year nine month period. The increase in non-GAAP operating income was due to a 70-basis point improvement in gross margin and a $6.4 million decrease in selling, general and administrative expense partially offset by a $43.6 million decrease in net sales.
Pet operating income increased $6.4 million, or 3.4%, to $194.4 million for the nine months ended June 27, 2026 from $188.1 million for the nine months ended June 28, 2025. Pet operating income increased due to an improved gross margin and lower selling, general and administrative expenses partially offset by a decrease in net sales. Pet non-GAAP operating income improved $9.5 million and operating margin improved to 15.8% compared to 14.2% in the prior nine month period.
Garden operating income increased $2.2 million to $146.3 million for the nine months ended June 27, 2026 from $144.1 million for the nine months ended June 28, 2025. Garden operating income increased due to increased net sales and an improved gross margin partially offset by increased selling, general and administrative expense. Garden non-GAAP operating income increased $8.0 million to $154.4 million for the nine months ended June 27, 2026 from $146.4 million for the nine months ended June 28, 2025.
Corporate operating expense increased $8.7 million to $84.5 million in the current nine months ended from $75.8 million in the comparable fiscal 2025 period due primarily to higher third-party provider expense driven by M&A activity expenditures and payroll costs, including variable compensation and our investment in date improvement and AI readiness..

Net Interest Expense
Net interest expense for the nine months ended June 27, 2026 decreased $1.3 million, or 5.1%, to $24.6 million from $25.9 million for the nine months ended June 28, 2025. The decrease in net interest expense was due primarily to higher interest income as a result of higher cash balances. Debt outstanding on June 27, 2026 and June 28, 2025 was $1.2 billion.
Other Income
Other income improved $1.2 million to income of $1.3 million for the nine-month period ended June 27, 2026 as compared to income of $0.1 million in the prior nine-month period. The increase in other income was due primarily to the gain from the disposition of the pet distribution business partially offset by the earnings loss from the newly formed partnership.
Income Taxes
Our effective income tax rate was 24.1% for the nine months ended June 27, 2026, as compared to 24.4% for the nine months ended June 28, 2025. The decrease in our effective income tax rate was due primarily to the non-deductibility for tax purposes of losses incurred in connection with the wind-down of our U.K. operations in the prior year. This decrease was partially offset by an increase in the current fiscal year's rate due primarily to the tax impact of the contribution of our pet distribution business to the formation of a new partnership.
Net Income and Earnings Per Share
Our net income for the nine months ended June 27, 2026 was $176.1 million, or $2.84 per diluted share, compared to $172.6 million, or $2.69 per diluted share, for the nine months ended June 28, 2025.
On a non-GAAP basis, net income for the nine-month period ended June 27, 2026 was $188.0 million or $3.04 per diluted share, compared to $179.6 million, or $2.79 per diluted share, for the nine-month period ended June 28, 2025.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net income and diluted net income per share, non-GAAP operating income, organic net sales and adjusted EBITDA. Management uses these non-GAAP financial measures that exclude the impact of specific items (described below) in making financial, operating and planning decisions and in evaluating our performance. Also, management believes that these non-GAAP financial measures may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods. While management believes that non-GAAP measures are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
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
•Tariff refunds: we have excluded the impact of tariff refunds received for certain tariffs previously imposed under the International Emergency Economic Powers Act which were deemed unconstitutional. We believe the tariff refund amounts we have received represent infrequent transactions that impact the comparability between operating periods.

•Business contribution to partnership formation: we have excluded the gain related to the divestiture of the pet distribution business and its contribution to the formation of a partnership as it represents an infrequent transaction that impacts the comparability between operating periods.
From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful supplemental information to investors and management.
1.During the third quarter of fiscal 2026, we recognized incremental expense of $13.8 million in the consolidated statement of operations, of which $13.0 million in our Pet segment related to the exit of a minor business and the closure of two facilities, and $0.8 million in our Garden segment related to the closure of three distribution centers in fiscal 2025 and 2024.
2.During the third quarter of fiscal 2026, we recognized incremental income in our Pet segment of $3.6 million for tariff refunds received.
3.During the third quarter of fiscal 2026, we recognized incremental income of $2.5 million in Other Income from the contribution of our pet distribution business to the formation of a new partnership.
4.During the first six months of fiscal 2026, we recognized incremental expense of $8.0 million in the condensed consolidated statement of operations, of which $7.3 million in our Garden segment related to the closure of three distribution centers in fiscal 2025 and 2024 and $0.7 million in our Pet segment related to the closure of a sales and logistics facility in Pennsylvania.
5.During the third quarter of fiscal 2025, we recognized incremental expense of $3.9 million in the consolidated statement of operations, $2.2 million in our Garden segment related to closing a distribution facility in Ontario, California and beginning the consolidation of our Western distribution network and an incremental $1.7 million in our Pet segment related to the decision to winddown our operations in the U.K.
6.During the second quarter of fiscal 2025, we recognized incremental expense of $5.3 million in the condensed consolidated statement of operations, related to the decision to wind-down our operations in the U.K. and the related facility there as we move to a direct-export model.

Net Income and Diluted Net Income Per Share
GAAP to Non-GAAP Reconciliation		Three Months Ended		Nine Months Ended
		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		(in thousands, except per share amounts)
GAAP net income attributable to Central Garden & Pet Company		$89,856	$95,007	$176,118	$172,649
Facility closures	(1) (4) (5) (6)	13,757	3,915	21,729	9,254
Tariff refunds	(2)	(3,606)	—	(3,606)	—
Pet distribution business divestiture	(3)	(2,479)	—	(2,479)	—
Tax effect of adjustments		(1,900)	(1,003)	(3,770)	(2,258)
Non-GAAP net income attributable to Central Garden & Pet Company		$95,628	$97,919	$187,992	$179,645
GAAP diluted net income per share		$1.45	$1.52	$2.84	$2.69
Non-GAAP diluted net income per share		$1.54	$1.56	$3.04	$2.79
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		61,947	62,610	61,925	64,283

Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended June 27, 2026			Nine Months Ended June 27, 2026
		GAAP	Non-GAAP adjustments	Non-GAAP	GAAP	Non-GAAP adjustments	Non-GAAP
		(in thousands)
Net sales		$882,362	$1,354	$883,716	$2,405,887	$1,354	$2,407,241
Cost of goods sold		565,444	129	565,573	1,598,797	646	1,599,443
Gross profit		$316,918	$1,225	$318,143	$807,090	$708	$807,798
Selling, general and administrative expenses		191,074	(8,926)	182,148	550,777	(17,415)	533,362
Income from operations	(1) (2) (4)	$125,844	$10,151	$135,995	$256,313	$18,123	$274,436

Gross margin		35.9%		36.0%	33.5%		33.6%
Operating margin		14.3%		15.4%	10.7%		11.4%

Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended June 28, 2025			Nine Months Ended June 28, 2025
		GAAP	Non-GAAP adjustments	Non-GAAP	GAAP	Non-GAAP adjustments	Non-GAAP
		(in thousands)
Net sales		$960,913	$—	$960,913	$2,450,886	$—	$2,450,886
Cost of goods sold		628,903	(248)	628,655	1,650,094	(4,661)	1,645,433
Gross profit		$332,010	$248	$332,258	$800,792	$4,661	$805,453
Selling, general and administrative expenses		196,884	(3,667)	193,217	544,350	(4,593)	539,757
Income from operations	(5) (6)	$135,126	$3,915	$139,041	$256,442	$9,254	$265,696

Gross margin		34.6%		34.6%	32.7%		32.9%
Operating margin		14.1%		14.5%	10.5%		10.8%

Pet Segment Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended		Nine Months Ended
		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		(in thousands)
GAAP operating income		$66,818	$76,199	$194,440	$188,070
Facility closures	(1) (4) (5) (6)	12,963	1,671	13,696	7,010
Tariff refunds received	(2)	(3,606)	—	(3,606)	—
Non-GAAP operating income		$76,175	$77,870	$204,530	$195,080

GAAP operating margin		16.7%	15.5%	15.0%	13.7%
Non-GAAP operating margin		19.0%	15.8%	15.8%	14.2%

Garden Segment Operating Income
GAAP to Non-GAAP Reconciliation		Three Months Ended		Nine Months Ended
		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		(in thousands)
GAAP operating income		$90,051	$82,989	$146,340	$144,143
Facility closures	(1) (4) (5)	794	2,244	8,033	2,244
Non-GAAP operating income		$90,845	$85,233	$154,373	$146,387

GAAP operating margin		18.7%	17.7%	13.2%	13.4%
Non-GAAP operating margin		18.9%	18.2%	13.9%	13.6%

Organic Net Sales
GAAP to Non-GAAP Reconciliation	Three Months Ended June 27, 2026			Nine Months Ended June 27, 2026
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q3 FY 26	$882.4	$20.2	$862.2	$2,405.9	$237.2	$2,168.7
Q3 FY 25	960.9	118.7	842.2	2,450.9	351.7	2,099.2
$ increase (decrease)	$(78.5)		$20.0	$(45.0)		$69.5
% increase (decrease)	(8.2)%		2.4%	(1.8)%		3.3%

Organic Pet Segment Net Sales
GAAP to Non-GAAP Reconciliation	Three Months Ended June 27, 2026			Nine Months Ended June 27, 2026
	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic	Net sales (GAAP)	Effect of acquisitions & divestitures on net sales	Net sales organic
	(in millions)
Q3 FY 26	$400.5	$20.2	$380.3	$1,293.1	$237.2	$1,055.9
Q3 FY 25	492.5	118.7	373.8	1,373.7	351.7	1,022.0
$ increase (decrease)	$(92.0)		$6.5	$(80.6)		$33.9
% increase (decrease)	(18.7)%		1.7%	(5.9)%		3.3%

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Three Months Ended June 27, 2026
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$89,856
Interest expense, net		—	—	—	7,767
Other income		—	—	—	(1,511)
Income tax expense		—	—	—	29,596
Net income attributable to noncontrolling interest		—	—	—	136
Income (loss) from operations		66,818	90,051	(31,025)	$125,844
Depreciation & amortization		9,418	9,987	229	19,634
Noncash stock-based compensation		—	—	6,245	6,245
Facility closures and tariff refunds received	(1) (2)	9,357	794	—	10,151
Adjusted EBITDA		$85,593	$100,832	$(24,551)	$161,874

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Three Months Ended June 28, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$95,007
Interest expense, net		—	—	—	8,843
Other income		—	—	—	(1,069)
Income tax expense		—	—	—	31,941
Net income attributable to noncontrolling interest		—	—	—	404
Income (loss) from operations		76,199	82,989	(24,062)	$135,126
Depreciation & amortization		10,391	10,383	709	21,483
Noncash stock-based compensation		—	—	6,044	6,044
Facility closures & business exit	(5)	1,671	2,244	—	3,915
Adjusted EBITDA		$88,261	$95,616	$(17,309)	$166,568

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Nine Months Ended June 27, 2026
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$176,118
Interest expense, net		—	—	—	24,618
Other income		—	—	—	(1,342)
Income tax expense		—	—	—	56,214
Net income attributable to noncontrolling interest		—	—	—	705
Income (loss) from operations		194,440	146,340	(84,467)	$256,313
Depreciation & amortization		30,017	30,252	708	60,977
Noncash stock-based compensation		—	—	15,699	15,699
Facility closures and tariff refunds received	(1) (2) (4)	10,090	8,033	—	18,123
Adjusted EBITDA		$234,547	$184,625	$(68,060)	$351,112

Adjusted EBITDA
GAAP to Non-GAAP Reconciliation		Nine Months Ended June 28, 2025
		Pet	Garden	Corporate	Total
		(in thousands)
Net income attributable to Central Garden & Pet Company		$—	$—	$—	$172,649
Interest expense, net		—	—	—	25,931
Other income		—	—	—	(96)
Income tax expense		—	—	—	56,208
Net income attributable to noncontrolling interest		—	—	—	1,750
Income (loss) from operations		188,070	144,144	(75,772)	$256,442
Depreciation & amortization		29,969	31,957	2,137	64,063
Noncash stock-based compensation		—	—	15,572	15,572
Facility closures and business exit	(5) (6)	7,010	2,244	—	9,254
Adjusted EBITDA		$225,049	$178,345	$(58,063)	$345,331

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
Operating Activities
Net cash provided by operating activities increased by $57.8 million, from $149.8 million for the nine months ended June 28, 2025, to $207.6 million for the nine months ended June 27, 2026. The increase in cash provided by operating activities was due primarily to changes in our working capital accounts for the nine-month period ended June 27, 2026, primarily increases in accounts receivable, accounts payable, and other assets, partially offset by a decrease in inventory.

Investing Activities
Net cash used in investing activities increased $26.9 million, from $34.0 million for the nine months ended June 28, 2025 to $61.0 million during the nine months ended June 27, 2026. The increase in cash used in investing activities was due primarily to more significant acquisition activity in the current year as compared to the prior year, partially offset by proceeds relating to the divestiture of the pet distribution business.
Financing Activities
Net cash used in financing activities decreased $123.9 million, from $156.3 million for the nine months ended June 28, 2025, to $32.3 million for the nine months ended June 27, 2026. The decrease in cash used in financing activities during the current year was due primarily to decreased open market purchases of our common stock as compared to the prior year. During the nine months ended June 27, 2026, we repurchased approximately 0.8 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $22.7 million, or approximately $28.55 per share. During the nine months ended June 28, 2025, we repurchased approximately 3.2 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $98.2 million, or approximately $30.82 per share, and approximately 1.4 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $50.2 million, or approximately $35.23 per share.
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
We believe that cash flows from operating activities, funds available under our Credit Facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $50 million in fiscal 2026, of which we have invested approximately $34 million through June 27, 2026.
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
Total Debt
At June 27, 2026, our total debt outstanding was $1,193.1 million, as compared with $1,191.3 million at June 28, 2025.
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
The 2031 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 27, 2026.

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
The 2030 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 27, 2026.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 27, 2026.
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
The Credit Facility is subject to a borrowing base that is calculated using a formula based upon eligible receivables and inventory, and at our election, eligible real property, minus certain reserves. Proceeds of the Credit Facility may be used for general corporate purposes. Net availability under the Credit Facility was approximately $465 million as of June 27, 2026. The Credit Facility includes a $50 million sublimit for the issuance of standby and commercial letters of credit and a $75 million sublimit for swing loan borrowings. As of June 27, 2026, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. Outside of the Credit Facility, there were other standby and commercial letters of credit of $2.9 million outstanding as of June 27, 2026.
Borrowings under the Credit Facility will bear interest at an index based on SOFR (which will not be less than 0.00%) or, at the Company's option, the Base Rate, plus, in either case, an applicable margin based on the average availability level under the Credit Facility. Base Rate is defined as the highest of (a) the Truist prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month SOFR plus 1.00% and (d) 0.00%. The applicable margin for SOFR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 27, 2026, and the applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% and was 0.00% as of June 27, 2026. An unused line fee shall be payable quarterly in respect of the total amount of the unutilized commitments under the Credit Facility, and a letter of credit plus a facing fee to the issuing bank. We are also required to pay certain fees to the administrative agent under the Credit Facility. As of June 27, 2026, the interest rate applicable to Base Rate borrowings was 6.8%, and the interest rate applicable to one-month SOFR-based borrowings was 4.6%.

We incurred approximately $2.3 million of debt issuance costs in conjunction with this transaction, which included lender fees and legal expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including a financial covenant which requires us to maintain a minimum fixed charge coverage ratio of 1:1 when availability falls below certain thresholds established in the Credit Agreement, reporting requirements and events of default. The Credit Facility is secured by substantially all of our assets and the assets of our subsidiaries guaranteeing the Credit Facility, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity, in each case subject to customary exceptions. We were in compliance with all financial covenants under the Credit Facility as of June 27, 2026.
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

Summarized Statements of Operations	Nine Months Ended		Fiscal Year Ended
	June 27, 2026		September 27, 2025
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Net sales	$509,678	$1,894,326	$770,812	$2,348,267
Gross profit	$121,549	$677,971	$181,997	$808,803
Income (loss) from operations	$2,949	$251,528	$(5,724)	$267,249
Equity in earnings of Guarantor subsidiaries	$199,851	$—	$223,637	$—
Net income (loss)	$(23,813)	$199,851	$(45,373)	$223,637

Summarized Balance Sheet Information	As of		As of
	June 27, 2026		September 27, 2025
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors
	(in thousands)
Current assets	$1,120,430	$993,413	$1,065,394	$881,526
Intercompany receivable from Non-guarantor subsidiaries	65,261	—	71,716	—
Other assets	4,374,387	3,740,366	4,066,291	3,580,246
Total assets	$5,560,078	$4,733,779	$5,203,401	$4,461,772

Current liabilities	$158,769	$392,232	$165,447	$362,348
Intercompany payable from Non-guarantor subsidiaries	—	1,250	—	1,250
Long-term debt	1,192,949	54	1,191,541	100
Other liabilities	2,426,532	205,748	2,235,827	217,213
Total liabilities	$3,778,250	$599,284	$3,592,815	$580,911

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 27, 2026.
Changes in Internal Control over Financial Reporting
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2026. There were no changes in our internal control over financial reporting during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 27, 2026 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 29, 2026 - May 2, 2026	22,562	(2)	$31.63	22,562	$127,976,000
May 3, 2026 - May 30, 2026	6,221	(2) (3)	32.91	3,537	127,976,000
May 31, 2026 - June 27, 2026	—		—	—	127,976,000
Total	28,783		$31.91	26,099	$127,976,000
(1)In December 2024, our Board of Directors authorized a $100 million increase in our share repurchase program (the "2024 Repurchase Authorization”). The 2024 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. In February 2026, our Board of Directors authorized a $100 million increase in our share repurchase program (the "2026 Repurchase Authorization”). The 2026 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 27, 2026, we had $128.0 million of authorization remaining under our 2026 Repurchase Authorization and 2024 Repurchase Authorization, collectively.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. There were approximately 450,000 shares remaining under our Equity Dilution Authorization as of June 27, 2026.
(3)Shares purchased during the period indicated include withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.

Item 3.    Defaults Upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
During the quarter ended June 27, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 6, 2026

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Executive Officer
(Principal Executive Officer)

/s/ BRADLEY G. SMITH
Bradley G. Smith
Chief Financial Officer
(Principal Financial Officer)